Form 10-Q
period 1994-03-31
STRATUS COMPUTER INC
filed 1994-05-18
CIK 723610

Securities and Exchange Commission

					Washington, D.C.  20549


=====================================================================
						Form 10-Q


			QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

			  OF THE SECURITIES EXCHANGE ACT OF 1934

			For the Quarter Ended April 3, 1994

					Commission File
					Number 0-12064


=====================================================================

				STRATUS COMPUTER, INC.
		(Exact name of registrant as specified in its Charter)


Massachusetts					                  No. 04-2697554
(State of Incorporation)		         (I.R.S. Employer Identification No.)


	55 Fairbanks Boulevard, Marlborough, Massachusetts  01752
	(Address of principal executive office)  (Zip)


(508)  460-2000
(Telephone number, including area code)


=====================================================================

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  x    No____.

Number of Common Shares outstanding at the latest practicable date, May 5, 1994: 24,172,820.


=====================================================================


STRATUS COMPUTER, INC.

INDEX TO 10-Q

Part I   Financial information

	Consolidated statements of income -
	three months ended April 3, 1994
	and April 4, 1993

	Consolidated balance sheets -
	April 3, 1994 and January 2, 1994


	Consolidated statements of cash flows -
	three months ended April 3, 1994
	and April 4, 1993

	Notes to consolidated financial statements

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations

Part II  Other information

	Legal Proceedings

	Exhibits and reports on Form 8-K

Signatures





	PART I - FINANCIAL INFORMATION

	Item 1 - FINANCIAL STATEMENTS

	STRATUS COMPUTER, INC.

	CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)

	(In thousands, except per share amounts)




									                               Quarter Ended
								                           ---------------------

	                            							April 3,		  April 4,
								                             1994		      1993
								                            --------	   --------
Revenues:

	Product sales				                  $98,521	     $87,469
	Service						                       36,886		     27,179
								                             -------	    	------
Total revenues					                 135,407      114,648

Costs and expenses:
	Product cost of sales				           44,040		     34,980
	Service expense					                19,561		     14,871
	Research and development expense		  20,756		     19,537
	Selling, general and administrative
	  expenses						                    38,239		     35,309
								                            ------		      ------
Total costs and expenses			         122,596	     104,697
							                             -------	     -------
Operating income						               12,811		      9,951

Other income						                    1,250	   	   1,214
								                             ------		     ------

Income before provision for income
  taxes		                            14,061		     11,165

Provision for income taxes				        2,672		      2,345
								                             ------		     ------
Net income						                    $11,389		     $8,820
							                             	======		     ======

Net income per common share				        $.46		       $.37
								                            =======		     ======

Weighted average number of shares of
	common stock and common stock
	equivalents outstanding				         24,527		     23,584
								                             ======		     ======

                  				See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS


(In thousands, except share and per share amounts)


	                  						         April 3,		     January 2,
ASSETS						                       1994			         1994
- - -----------------			 	            	-------		     ----------
						                         (Unaudited)
Current assets:
	Cash and cash equivalents		      $210,388		     $191,005
	Accounts receivable, net		        131,226		      151,105
	Inventories:
		Finished products			              19,434		       16,854
		Work-in-process			                 4,631		       10,899
		Parts and assemblies		            16,171		       12,153
							                            -------		     --------
							                             40,236		       39,906

	Other current assets			            27,426		       26,105
							                           -------		       -------
			Total current assets	           409,276		      408,121



Property, plant and equipment,
at cost	                           264,271		      246,293
Less: accumulated depreciation		   158,970		      143,610
							                            ------		       -------
			Net property, plant
 				and equipment	                105,301		      102,683

Other assets, net					              49,027		       47,727
							                           --------		      -------
			Total assets		                 $563,604		     $558,531
						                            ========		     ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable				              $15,704		      $16,346
	Accrued expenses				               37,028		       38,190
	Income taxes payable			            25,921		       30,103
	Short-term borrowings
		and obligations			                 5,295		        4,372
	Deferred revenue				               19,865		       19,817
							                           --------		     --------
		Total current liabilities	       103,813		      108,828

Long-term obligations				            7,872		       10,879
Deferred gain on sale-leaseback
	of land/building				                2,723		        2,864

Stockholders' equity:
	Common stock, $.01 par value,
  150,000,000	shares authorized,
		24,143,490 and	24,047,391 shares
		issued and outstanding,
		respectively			                      241		          240
	Junior common stock, $.01 par value
		500,000 shares authorized		            -			           -
	Additional paid-in capital		      169,669		      168,095
	Retained earnings				             280,973		      269,584
	Cumulative translation adjustment	 -1,687	        -1,959
							                            -------       --------
			Total stockholders' equity		    449,196		      435,960
							                            ------		       -------
			Total liabilities and
				stockholders'equity		         $563,604		     $558,531
                          							 ======== 	     ========

               					See accompanying notes.



	STRATUS COMPUTER, INC.

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)

	(In thousands)


								                              Three Months Ended
 								                           ---------------------
 							                             April 3,	  	April 4,
							                              1994			     1993
                             							---------		 ---------
Cash flows from operating activities:
	Net income					                     $11,389		   $8,820

	Adjustment to reconcile net income to net cash provided by operating activities:

 		Depreciation and amortization	     12,955		   10,502
	Add (deduct) changes in working
		capital:

	Decrease in accounts receivable	     21,390		   29,577
	(Increase) decrease in inventory		      -62		    1,321
	Decrease in accounts payable and
		accrued liabilities		               -4,226		   -6,343
	Decrease in income taxes payable	    -4,070		     -505
	Decrease in other working capital
		items					                            -918		     -898
 							                             -------		  -------

Net cash provided by operating
activities	                           36,458		   42,474

Cash flows from investing activities:

	Acquisition of property, plant
		and equipment			                   -11,154		  -10,096
 	Acquisition of other long-term
		assets				                          -5,299		   -1,771
							                             --------		 ---------
Net cash used in investing
activities	                          -16,453	   -11,867

Cash flows from financing activities:

	Net proceeds and benefits from
		employee stock plans		               1,575	     2,364
	Reduction of long-term debt and
		capital lease obligations	          -2,639	      -999
                            							---------		 --------
Net cash provided by (used in) financing
	 activities					                     -1,064	     1,365

Effect of exchange rate changes
  on cash		                              442			     105
							                            ---------		 --------
Net increase in cash and cash
  equivalents	                        19,383	    32,077

Cash and cash equivalents at beginning
	of year					                        191,005	   134,962
							                            ---------		 --------
Cash and cash equivalents at end of
	period					                        $210,388	  $167,039
						                              ========		 ========

                    					See accompanying notes.







STRATUS COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 1994 and April 4, 1993

(Unaudited)
(In thousands)



1.	The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The information herein should be read in conjunction with the annual report on Form 10-K for the year ended January 2, 1994. It is management's opinion that the accompanying statements reflect all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2.	Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Fully diluted earnings per share has not been separately presented as the amount does not differ significantly from primary earnings per share.

3.	There were no non-cash investing and financing activities for the first three months of 1994 or 1993. The Company made interest payments of $301 and $143 and tax payments of $7,532 and $3,827 in the first three months of 1994 and 1993, respectively.


STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

     Net revenues of $135,407 for the first quarter of 1994 increased 18% over the corresponding period in 1993.

     The Company's product revenue, exclusive of revenues generated by the three software subsidiaries acquired during the fourth quarter of 1993, increased 8% in 1994's first quarter compared to the same 1993 period. These newly acquired software subsidiaries contributed $4,398, or five percentage points, of additional product revenue growth.

     The Company's direct product revenue increased 12% from the first quarter of 1993, reflecting a variety of factors including 21% domestic growth rate, led by sales in the telecommunications, financial services and retail industries. Also, international direct product revenue increased 2% over 1993's first quarter. Within Europe for the first quarter, revenue increases in the United Kingdom, Italy and Sweden were offset by declines in Spain and Germany. In the Asia/Pacific region for the first quarter, growth in revenues in the Far East were offset by a decline in revenue in Australia. Product revenue from indirect channels declined 6% in the 1994 first quarter compared to the same 1993 period. Sales to Olivetti increased 155% in the first quarter of 1994 compared to the same 1993 period, and were 4% of total product revenue, while sales to IBM decreased 87% to 0.5% of total product revenue. Product revenue to international distributors increased 1% from the prior year's first quarter. Sales to NEC decreased by 13% for the first quarter when compared to 1993, declining from 4% to 3% of total product revenue.

    Total service revenue increased 36% in the first quarter of 1994 over the corresponding period in the previous year. This growth was due to the increased service and education provided to the expanding customer base. The three software subsidiaries acquired in the fourth quarter of 1993 were responsible for $4,598, or 17 percentage points of the growth in total service revenue.

Cost of Sales

     The gross margin on product revenue of 55% for the first quarter of 1994 declined five percentage points from the gross margin on product revenue achieved in the corresponding 1993 period. This was due primarily to higher discounting due to competitive pressures, as well as a higher proportion of mid-range and low-end RISC-based systems shipped during the 1994 period versus 1993.

     The gross margin on service revenue was 47% for the first quarter of 1994. This compares to the 45% service margin realized in the first quarter of 1993. This increase in the service margin percentage was primarily due to the service revenue growth, combined with well-managed expense growth in the service organization.

Other Operating Expenses

     Total operating expenses for the first quarter of 1994 increased 8% over the corresponding 1993 period. As a percentage of net revenues, operating expenses decreased by 4% in the first quarter of 1994 to 44% compared to 1993's first quarter.

     Research and development expense in the first quarter of 1994 increased $1,219, or 6%, from the first quarter of 1993. The total amount of the increase was attributable to the three acquisitions made in the fourth quarter of 1993. As a percentage of net revenues, R&D expense declined two percentage points to 15% for the first quarter of 1994 compared to the same 1993 period due mainly to the Company's continued focus on strong cost controls. Stratus has a commitment to provide both hardware and software products to the critical online computing marketplace. Throughout 1994, the Company will continue to develop the next generation of RISC machines. In addition, the Company will continue the transition to open systems technology by increasing the functionality of FTX, its UNIXrSystem V
Release 4 operating system, and integrating open architecture standards into its hardware platforms.

     For the first quarter of 1994, selling, general and administrative expenses increased $2,930, or 8%, over the same 1993 period. The three software subsidiaries contributed $3,871 to this increase in SG&A expenses. This increase was mitigated by savings of $941 due to the implementation of strong cost controls. Total SG&A expenses were 28% of net revenues, down three percentage points, for the 1994 first quarter as compared with the same 1993 period. The Company's strategy in 1994 is to focus the sales organization on strategic markets within vertical industries, as well as continue to improve selling efficiencies and focus on strong cost management.

Other Income

     Other income for the first quarter of 1994 increased slightly over the same period in 1993. Interest income continued to increase in connection with the Company's larger cash balance. Interest expense increased in connection with the debt incurred for the acquisition of Isis Distributed Systems, Inc. in the fourth quarter of 1993, and was somewhat offset by the continued decline in capital lease activity.

     The effective tax rate decreased to 19% in 1994's first quarter from 21% in 1993's first quarter due to increased U.S. tax credits and a more favorable mix of foreign tax rates.

Liquidity and Capital Resources

     At April 3, 1994, the Company had cash and cash equivalents of $210,388 which reflects a $19,383 increase over the balance at the beginning of the year. Profitable operations, improved collections on receivables and capital generated through employee stock plans were the major factors in the increased cash balance.

     The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1994.

     At April 3, 1994, the Company had $9,194 in outstanding debt related to the Isis acquisition and $304 in capital lease obligations.

     Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $1,447 at April 3, 1994.

     In the first quarter of 1994 the Company purchased its Ireland manufacturing plant for $5,372.

     The ratio of current assets to current liabilities for the Company as of April 3, 1994 was 3.9 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

     The Company plans to invest approximately $37 million in capital improvements and $36 million in capitalized software in 1994.


UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus is a registered trademark of Stratus Computer, Inc.




PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

     There are no material legal proceedings, either outstanding or pending, with respect to the Company.


Item 6.	Exhibits and reports on Form 8-K

     No reports on Form 8-K have been filed during the first quarter ended April 3, 1994.


SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



						                             STRATUS COMPUTER, INC.
						                             (Registrant)





Date	May 12, 1994			               ROBERT E. DONAHUE
- - -----------------			               -----------------
						                             Robert E. Donahue
						                             Vice President, Finance and
						                              Chief Financial Officer
						                              hereunto duly authorized