Form 10-Q
period 1994-07-03
STRATUS COMPUTER INC
filed 1994-08-17
CIK 723610

Securities and Exchange Commission

Washington, D.C.  20549


===========================================================================


Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 3, 1994      Commission File
	Number 0-12064


===========================================================================

Stratus Computer, Inc.
(Exact name of registrant as specified in its Charter)


  Massachusetts                                   No. 04-2697554
(State of Incorporation)                  (I.R.S. Employer Identification No.)


55 Fairbanks Boulevard, Marlborough, Massachusetts  01752
(Address of principal executive office)  (Zip)


(508)  460-2000
(Telephone number, including area code)


===========================================================================

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No____.

	Number of Common Shares outstanding at the latest practicable date, August 5, 1994: 24,286,244.


===========================================================================


STRATUS COMPUTER, INC.

INDEX TO 10-Q

Part I   Financial information

	Consolidated statements of income -
	  three months ended July 3, 1994
	  and July 4, 1993


	Consolidated balance sheets -
	  July 3, 1994 and January 2, 1994


	Consolidated statements of cash flows -
	  six months ended July 3, 1994
	  and July 4, 1993


	Notes to consolidated financial statements


	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Part II  Other information

	Legal Proceedings

	Submission of Matters to a Vote of Security Holders

	Exhibits and reports on Form 8-K

Signatures



PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF INCOME


(Unaudited)

(In thousands, except per share amounts)


				    Quarter Ended                           Six Months Ended
				-----------------------               -------------------------
				 July 3,        July 4,                July 3,          July 4,
				  1994           1993                   1994             1993
				--------       --------               ---------        --------
Revenues:
	Product sales           $105,149       $95,250                $203,670         $182,719
	Service                   39,230        28,854                  76,116           56,033
				--------      --------                --------         --------
Total revenues                   144,379       124,104                 279,786          238,752

Costs and expenses:
	Product cost of sales     43,908        36,827                  87,948           71,807
	Service expense           20,525        15,965                  40,086           30,836
	Research and development
	 expense                  21,569        19,492                  42,325           39,029
	Selling, general and
	 administrative expenses  38,921        36,100                  77,160           71,409
				 -------       -------                 -------          -------
Total costs and expenses         124,923       108,384                 247,519          213,081
				 -------       -------                 -------          -------
Operating income                  19,456        15,720                  32,267           25,671

Other income                       1,984         1,365                   3,234            2,579
				 -------       -------                 -------          -------
Income before provision for
 income taxes                     21,440        17,085                  35,501           28,250

Provision for income taxes         4,073         3,587                   6,745            5,932
				--------      --------                --------         --------
Net income                       $17,367       $13,498                 $28,756          $22,318
				========      ========                ========         ========
Net income per common share         $.71          $.57                   $1.17             $.94
				========      ========                ========         ========
Weighted average number of
 shares of common stock and
 common stock equivalents         24,540        23,754                  24,540           23,670
				========      ========                ========         ========

See accompanying notes.

STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

						July 3,         January 2,
ASSETS                                           1994            1994
- - ----------------------------------             ----------       ----------
					       (Unaudited)
Current assets:
	Cash and cash equivalents              $208,166         $191,005
	Accounts receivable, net                146,332          151,105
	Inventories:
	  Finished products                      23,148           16,854
	  Work-in-process                         5,673           10,899
	  Parts and assemblies                   12,612           12,153
					       --------         --------
						 41,433           39,906

	Other current assets                     26,439           26,105
					       --------         --------
		Total current assets            422,370          408,121

Property, plant and equipment, at cost          273,055          246,293
Less: accumulated depreciation                  168,350          143,610
					       --------         --------
	Net property, plant and equipment       104,705          102,683

Other assets, net                                48,639           47,727
					       --------         --------
		Total assets                   $575,714         $558,531
					       ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

Current liabilities:
	Accounts payable                        $18,686          $16,346
	Accrued expenses                         34,152           38,190
	Income taxes payable                     22,327           30,103
	Short-term borrowings and obligations     5,465            4,372
	Deferred revenue                         17,951           19,817
					       --------         --------
		Total current liabilities         98,581          108,828

Long-term obligations                             7,514           10,879
Deferred gain on sale-leasback of
 land/building                                    2,583            2,864

Stockholders' equity:
	Common stock, $.01 par value,
	 150,000,000 shares authorized,
	 24,377,189 and 24,047,391 shares
	 issued and outstanding, respectively       244              240
	Junior common stock, $.01 par value,
	 500,000 shares authorized                    -                -
	Additional paid-in capital              174,379          168,095
	Retained earnings                       298,340          269,584
	Cumulative translation adjustment        (1,386)          (1,959)
					       --------         --------
						471,577          435,960

	Less: 155,400 shares in treasury, at
	 cost                                    (4,541)               -
					       ---------        --------
		Total stockholders' equity      467,036          435,960
					       --------         --------
		Total liabilities and
		 stockholders' equity          $575,714         $558,531
					       ========         ========

See accompanying notes.

STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)


								Six
							   Months Ended
							 ------------------
							July 3,        July 4,
							 1994           1993
						       ---------      ---------
Cash flows from operating activities:
  Net income                                            $28,756       $22,318

  Adjustment to reconcile net income to net cash provided by operating activities:

	Depreciation and amortization                    24,498        20,843
  Add (deduct) changes in working capital:

  Decrease in accounts receivable                        11,730        18,172
  Decrease in inventory                                     270         6,328
  Decrease in accounts payable and accrued liabilities  (14,190)       (6,966)
  Increase/(decrease) in income taxes payable            (7,497)        1,373
  (Increase)/decrease in other working capital items      1,293        (1,702)
						       --------       --------

Net cash provided by operating activities                44,860        60,366

Cash flows from investing activities:

  Acquisition of property, plant and equipment          (17,971)     (19,865)
  Acquisition of other long-term assets                  (9,360)      (9,643)
						       --------      --------
Net cash used in investing activities                   (27,331)     (29,508)

Cash flows from financing activities:

  Net proceeds and benefits from employee stock plans     6,288        9,023
  Purchase of treasury stock                             (4,541)           -
  Reduction of long-term debt and capital lease
   obligations                                           (2,636)      (1,553)
						       ---------    --------
Net cash provided by (used in) financing activities        (889)       7,470

Effect of exchange rate changes on cash                     521         (214)
						       ---------    ---------
Net increase in cash and cash equivalents                17,161       38,114

Cash and cash equivalents at beginning of year          191,005      134,962
						       --------     --------
Cash and cash equivalents at end of period             $208,166     $173,076
						       =========   =========

See accompanying notes.



STRATUS COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 1994 and July 4, 1993

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

3. There were no non-cash investing and financing activities for the first six months of 1994 or 1993. The Company made interest payments of $557 and $291 and tax payments of $15,425 and $4,850 in the first six months of 1994 and 1993, respectively.

STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

	Net revenues of $144,379 for the second quarter of 1994 increased 16% over the corresponding period in 1993. For the first six months of 1994, total revenues were $279,786, an increase of 17% over the same 1993 period.

	The Company's product revenue, exclusive of revenues generated by the three software subsidiaries acquired during the fourth quarter of 1993, increased 5% for the second quarter and 6% for the first six months of 1994 compared to the same prior year periods. These software subsidiaries contributed $4,941 and $9,338 in the second quarter and first six months of 1994, respectively. This incremental revenue contributed an additional 5% to product revenue growth in each of the periods.

	Exclusive of revenue from the Company's three software subsidiaries, direct product revenue increased 4% for the second quarter and 7% for the first six months of 1994 over the same prior year periods. For the quarter, this reflects a variety of factors including 21% domestic growth rate, led by sales in the telecommunications, financial services and gaming industries. Also, international direct product revenue decreased 20% from 1993's second quarter. Within Europe for the second quarter, revenue increases in France, Holland, and Italy were offset by declines in Belgium, Germany, and the United Kingdom. In the Asia/Pacific region, revenues declined 27% over the prior years second quarter.

	Product revenue from indirect channels increased 14% and 2% in the 1994 second quarter and the first six months compared to the same prior year periods. For the quarter, sales to Olivetti increased 376% compared to the same 1993 period, and were 7% of total product revenue. This was caused by a migration of sales from the Company's lower end to higher end systems. Product revenue from international distributors decreased 10% from the prior year's second quarter while sales to NEC increased by 35% for the second quarter when compared to 1993.

	Total service revenue increased 36% in both the second quarter and first six months of 1994 over the corresponding periods in the previous year. This growth was due to the increased service and education provided to the expanding customer base. The Company's three software subsidiaries contributed $4,924 and $9,522, or 17 percentage points of the growth in total service revenue for the second quarter and first six months, respectively.

Cost of Sales

	The gross margin on product revenue of 58% and 57% for the second quarter and first six months of 1994 declined three and four percentage points, respectively, from the gross margin on product revenue achieved in the corresponding 1993 periods. This was primarily the result of higher discounting due to competitive pressures, as well as a higher proportion of mid-range and low-end RISC-based systems shipped during the 1994 periods versus 1993.

	The gross margin on service revenue was 48% for the second quarter and 47% for the first six months of 1994. This compares to the 45% service margin realized in the second quarter and first six months of 1993. This increase in the service margin percentage was primarily due to the service revenue growth, combined with well-managed expense growth in the service organization.

Other Operating Expenses

	Total operating expenses for the second quarter of 1994 increased 9% over the corresponding 1993 period. As a percentage of net revenues, operating expenses decreased by 3 percentage points in the second quarter of 1994 to 42% compared to 1993's second quarter. For the first six months of 1994, total operating expenses grew 8% over the corresponding 1993 period, but declined as a percentage of net revenues from 46% to 43%.

	Research and development expense in the second quarter of 1994 increased $2,077, or 11%, from the second quarter of 1993. The total amount of the increase was attributable to the Company's three software subsidiaries.
For the first six months, research and development expense increased $3,296, or 8% from 1993. As a percentage of net revenues, R&D expense declined one percentage point, to 15%, for the second quarter and first six months of 1994, respectively, compared to the same 1993 periods due mainly to the Company's continued focus on strong cost controls. Stratus has a commitment to provide comprehensive hardware and software solutions to the online computing marketplace where availability is a critical need. Throughout 1994, the Company will continue to develop the next generation of RISC machines. In addition, the Company will continue the transition to open systems technology by increasing the functionality of FTX, its UNIXrSystem V Release 4 operating system, and integrating open architecture standards into its hardware platforms.

	For the second quarter of 1994, selling, general and administrative expenses increased $2,821, or 8%, over the same 1993 period. The three software subsidiaries contributed $4,424 to this increase in SG&A expenses. This increase was mitigated by savings of $1,603 due to the continued focus on strong cost controls throughout the Company. For the first six months, selling, general and administrative expenses increased $5,751, or 8%, compared to the same 1993 period. Total SG&A expenses were 27% and 28% of net revenues, down two percentage points, for the 1994 second quarter and first six months, respectively, as compared with the same 1993 periods. The Company's strategy in 1994 is to focus the sales organization on strategic markets within vertical industries, as well as continue to improve selling efficiencies and focus on strong cost management.

Other Income

	Other income for the second quarter and first six months of 1994 increased $619 and $655, or 45% and 25%, over the same 1993 periods. Interest income continued to increase in both the second quarter and the first six months, in connection with the Company's larger cash balance. Interest expense increased in connection with the debt incurred for the acquisition of Isis Distributed Systems, Inc. in the fourth quarter of 1993, and was somewhat offset by the continued decline in capital lease activity.

	The effective tax rate decreased to 19% in 1994's second quarter and first six months from 21% in 1993's respective periods due to increased U.S. tax credits and a more favorable mix of foreign tax rates.

Liquidity and Capital Resources

	At July 3, 1994, the Company had cash and cash equivalents of $208,166 which reflects a $17,161 increase over the balance at the beginning of the year. Profitable operations, improved collections on receivables, strong inventory controls, and capital generated through employee stock plans were the major factors in the increased cash balance, partially offset by the repurchase of 155,400 shares of common stock. The repurchase is part of a program to fund existing employee stock plans. In April 1994, the board of directors authorized the purchase of up to 1.2 million shares of Stratus common stock to be funded by normal working capital and to take place from time to time as market conditions warrant.

	The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1994.

	At July 3, 1994, the Company had $9,332 in outstanding debt related to the Isis acquisition and $177 in capital lease obligations.

	Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $1,521 at July 3, 1994.

	The ratio of current assets to current liabilities for the Company as of July 3, 1994 was 4.3 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

	The Company plans to invest approximately $37 million in capital equipment and $25 million in capitalized software in 1994.

	In August 1994, as previously announced, the Company signed a letter of intent to acquire TCAM Systems, Inc. and its affiliated companies through the purchase of all outstanding shares for approximately $17 million in cash, plus additional consideration up to $15 million based upon TCAM's attainment of certain objectives over the next three years. The company will become a wholly-owned subsidiary and will be recorded using purchase accounting.

UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus is a registered trademark of Stratus Computer, Inc.




PART II - OTHER INFORMATION


Item 1. Legal Proceedings

	There are no material legal proceedings, either outstanding or pending, with respect to the Company.


Item 4. Submission of Matters to a Vote of Security Holders

	On April, 19, 1994, the Annual Meeting of Stockholders was held and, in addition to the ratification of the selection of Ernst & Young as Independent Public Accountants, Messrs. Arthur Carr and William E. Foster were elected as Directors of the Company to serve for a three year term. A proposal was approved to amend the 1983 Stock Option Plan and the Non Qualified Common Stock Option Plan. A proposal to amend the Employee Stock Purchase Plan was also approved.


Item 6. Exhibits and reports on Form 8-K

	No reports on Form 8-K have been filed during the second quarter ended July 3, 1994.


SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



				STRATUS COMPUTER, INC.
				(Registrant)





Date    August 12, 1994         ROBERT E. DONAHUE
	---------------         ------------------
				Robert E. Donahue
				Vice President, Finance and
				Chief Financial Officer
				hereunto duly authorized