Form 10-Q
period 1994-10-02
STRATUS COMPUTER INC
filed 1994-11-16
CIK 723610

Securities and Exchange Commission

Washington, D.C.  20549

===============================================================================


Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 2, 1994   Commission File
	Number 0-12064


===============================================================================


Stratus Computer, Inc.
(Exact name of registrant as specified in its Charter)


Massachusetts                                    No. 04-2697554
(State of Incorporation)                   (I.R.S. Employer Identification No.)


55 Fairbanks Boulevard, Marlborough, Massachusetts  01752
(Address of principal executive office)  (Zip)


(508)  460-2000
(Telephone number, including area code)


===============================================================================


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No____.

	Number of Common Shares outstanding at the latest practicable date, November 4, 1994: 24,243,657.



STRATUS COMPUTER, INC.

INDEX TO 10-Q

Part I   Financial information

	Consolidated statements of income -
	  three months and nine months ended
	  October 2, 1994 and October 3, 1993


	Consolidated balance sheets -
	  October 2, 1994 and January 2, 1994


	Consolidated statements of cash flows -
	  nine months ended October 2, 1994
	  and October 3, 1993


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

				      Quarter Ended                Nine Months Ended
				--------------------------      -------------------------
				October 2,      October 3,      October 2       October 3,
				   1994            1993            1994            1993
				--------        ---------       --------        --------
Revenues:

	Product sales           $105,607        $96,791         $309,277        $279,510
	Service                   40,139         29,994          116,255          86,027
				--------        ---------       --------        --------
Total revenues                   145,746        126,785          425,532         365,537


Costs and expenses:
	Product cost of sales     43,529         38,356          131,477         110,163
	Service expense           20,435         16,313           60,521          47,149
	Research and development
	 expense                  20,584         20,862           62,909          59,891
	Selling, general and
	 administrative expenses  40,124         38,427          117,284         109,836
				--------        ---------       --------        --------
Total costs and expenses         124,672        113,958          372,191         327,039
				--------        ---------       --------        --------
Operating income                  21,074         12,827           53,341          38,498

Other income                       2,144          1,552            5,378           4,131
				--------        ---------       --------        --------
Income before provision for
 income taxes                     23,218         14,379           58,719          42,629
Provision for income taxes         4,411          3,020           11,156           8,952
				--------        ---------       --------        --------
Net income                       $18,807        $11,359          $47,563         $33,677
				========        ========        ========        ========


Net income per common share         $.76            $.48           $1.93           $1.42
				========        ========        ========        ========

Weighted average number of
shares of common stock and
common stock equivalents         24,768          23,724           24,610          23,688
				========        ========        ========        ========

STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

						October 2,      January 2,
ASSETS                                             1994            1994
						----------      ----------
						(Unaudited)

Current assets:
	Cash and cash equivalents               $244,108        $191,005
	Accounts receivable, net                 117,374         151,105
	Inventories:
		Finished products                 22,914          16,854
		Work-in-process                    5,934          10,899
		Parts and assemblies              17,969          12,153
						----------      ----------
						  46,817          39,906

	Other current assets                      23,684          26,105
						----------      ----------
		Total current assets             431,983         408,121


Property, plant and equipment, at cost           286,211         246,293
Less: accumulated depreciation                   176,989         143,610
						----------      ----------
		Net property, plant and
		  equipment                      109,222         102,683


Other assets, net                                 47,804          47,727
						----------      ----------
		Total assets                    $589,009        $558,531
						==========      ==========


						October 2,      January 2,
LIABILITIES AND STOCKHOLDERS' EQUITY               1994            1994
- - ------------------------------------            ----------      ----------
						(Unaudited)

Current liabilities:
	Accounts payable                         $21,212         $16,346
	Accrued expenses                          40,002          38,190
	Income taxes payable                      24,506          30,103
	Short-term borrowings and obligations      5,314           4,372
	Deferred revenue                          12,573          19,817
						----------      ----------
		Total current liabilities        103,607         108,828

Long-term obligations                              7,581          10,879
Deferred gain on sale-leaseback of land/building   2,442           2,864

Stockholders' equity:
	Common stock, $.01 par value, 150,000,000
		shares authorized, 24,666,920 and
		24,047,391 shares issued and
		outstanding, respectively            247             240
	Junior common stock, $.01 par value,
		500,000 shares authorized              -               -
	Additional paid-in capital               180,359         168,095
	Retained earnings                        317,147         269,584
	Cumulative translation adjustment         (1,310)         (1,959)
						----------      ----------
						 496,443         435,960
	Less: 605,900 shares in treasury,
	  at cost                                (21,064)              -
						----------      ----------
		Total stockholders' equity       475,379         435,960
						----------      ----------
		Total liabilities and
		 stockholders' equity           $589,009      $558,531
						==========      ==========



STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
						     Nine Months Ended
						----------------------------
						October 2,      October 3,
						1994            1993
						----------      ----------
Cash flows from operating activities:
	Net income                               $47,563         $33,677

	Adjustment to reconcile net income to net cash provided by operating activities:

		Depreciation and amortization     38,058          31,625
	Add (deduct) changes in working capital:

	Decrease in accounts receivable           41,094          12,631
	(Increase) decrease in inventory          (5,770)         11,545
	Decrease in accounts payable and accrued
	  liabilities                             (2,809)         (3,291)
	Increase (decrease) in income taxes
	  payable                                 (5,092)            635
	Increase (decrease) in other working
	  capital items                           (8,777)             34
						----------      ----------
Net cash provided by operating activities        104,267          86,856

Cash flows from investing activities:

	Acquisition of property, plant
	  and equipment                          (30,280)        (26,252)
	Acquisition of other long-term assets     (9,932)        (13,374)
						----------      ----------
Net cash used in investing activities            (40,212)        (39,626)

Cash flows from financing activities:

	Net proceeds and benefits from employee
	  stock plans                             12,271           9,791
	Purchase of treasury stock               (21,064)              -
	Reduction of long-term debt and capital
	  lease obligations                       (2,687)         (1,795)
						----------      ----------
Net cash provided by (used in) financing
  activities                                     (11,480)          7,996

Effect of exchange rate changes on cash              528            (211)
						----------      ----------
Net increase in cash and cash equivalents          53,103          55,015

Cash and cash equivalents at beginning of year    191,005         134,962
						----------      ----------
Cash and cash equivalents at end of period       $244,108        $189,977
						==========      ==========




STRATUS COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 1994 and October 3, 1993

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

3. There were no non-cash investing and financing activities for the first nine months of 1994 or 1993. The Company made interest payments of $820 and $385 and tax payments of $17,811 and $8,704 in the first nine months of 1994 and 1993, respectively.



STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

	Net revenues of $145,746 for the third quarter of 1994 increased 15% over the corresponding period in 1993. For the first nine months of 1994, total revenues were $425,532, an increase of 16% over the same 1993 period.

	The Company's product revenue, exclusive of revenues generated by the three software subsidiaries acquired during the fourth quarter of 1993, increased 4% for the third quarter and 5% for the first nine months of 1994 compared to the same prior year periods. These software subsidiaries contributed $5,060 and $14,399 in revenues in the third quarter and first nine months of 1994, respectively. This incremental revenue contributed an additional 5% for the third quarter and first nine months of 1994, to product revenue growth in each of the periods.

	Exclusive of revenue from the Company's three software subsidiaries, direct product revenue decreased 3% for the third quarter and increased 4% for the first nine months of 1994 over the same prior year periods. For the quarter, the decrease in direct product revenue is due to a 24% decline in domestic business, primarily from lower sales in the retail, gaming and healthcare industries, which were partially offset by a 32% increase in international direct product revenue. Within Europe for the third quarter, revenue increases in the United Kingdom, France, Holland, Spain, and Italy were offset by declines in Belgium and Germany. In the Asia/Pacific region, revenues increased 16% over the prior year's third quarter.

	Product revenue from indirect channels increased 36% and 13% in the 1994 third quarter and first nine months, respectively, compared to the same prior year periods. Product revenue from international distributors increased 97% from the prior year's third quarter. In addition, sales to NEC increased by 148% for the third quarter when compared to 1993. For the quarter, sales to Olivetti increased 159% compared to the same 1993 period. As expected, product revenue to IBM declined by $6,769 when compared to Q3 1993.

	Total service revenue increased 34% and 35% for the third quarter and first nine months of 1994, respectively, over the corresponding periods in the previous year. The Company's three software subsidiaries contributed $5,613 and $15,134, or 19 and 18 percentage points of the growth in total service revenue for the third quarter and first nine months, respectively.

Cost of Sales

	The gross margin on product revenue of 59% and 58% for the third quarter and first nine months of 1994 declined one and three percentage points, respectively, from the gross margin on product revenue achieved in the corresponding 1993 periods. This was primarily the result of higher discounting due to competitive pressures, as well as a higher proportion of mid-range and low-end RISC-based systems shipped during the 1994 periods versus 1993.

	The gross margin on service revenue was 49% for the third quarter and 48% for the first nine months of 1994. This compares to the 46% and 45% service margin realized in the third quarter and first nine months, respectively, of 1993. This increase in the service margin percentage was primarily due to the service revenue growth, combined with well-managed expense growth in the service organization.

Other Operating Expenses

	Total operating expenses for the third quarter of 1994 increased 2% over the corresponding 1993 period. As a percentage of net revenues, operating expenses decreased by five percentage points in the third quarter of 1994 to 42% compared to 1993's third quarter. For the first nine months of 1994, total operating expenses grew 6% over the corresponding 1993 period, but declined as a percentage of net revenues from 46% to 42%.

	Research and development expense in the third quarter of 1994 decreased $278, or 1%, from the third quarter of 1993. For the first nine months, research and development expense increased $3,018, or 5% from 1993. As a percentage of net revenues, R&D expense declined two percentage points, to 14%, for the third quarter and one percentage point, to 15%, for the first nine months of 1994, compared to the same 1993 periods due mainly to the Company's continued focus on strong cost controls. Stratus has a commitment to provide comprehensive hardware and software solutions to the online computing marketplace where availability is a critical need. Throughout 1994, the Company will continue to develop the next generation of RISC machines. In addition, the Company will continue the transition to open systems technology by increasing the functionality of FTX, its UNIXrSystem V Release 4 operating system, and integrating open architecture standards into its hardware platforms.

	For the third quarter of 1994, selling, general and administrative expenses increased $1,697, or 4%, over the same 1993 period. The three software subsidiaries contributed $4,579 to this increase in SG&A expenses. This increase was mitigated by savings of $2,882 due to the continued focus on strong cost controls throughout the Company. For the first nine months, selling, general and administrative expenses increased $7,448, or 7%, compared to the same 1993 period. Total SG&A expenses were 28% of net revenues, down two percentage points, for the 1994 third quarter and first nine months, as compared with the same 1993 periods. The Company's strategy in 1994 is to focus the sales organization on strategic markets within vertical industries, as well as continue to improve selling efficiencies.

Other Income

	Other income for the third quarter and first nine months of 1994 increased $592 and $1,247, or 38% and 30%, over the same 1993 periods. Interest income continued to increase in both the third quarter and the first nine months, due to larger cash balances and, to a lesser extent, higher interest rates.

	The effective tax rate decreased to 19% in 1994's third quarter and first nine months from 21% in 1993's respective periods due to increased U.S. tax credits and a more favorable mix of foreign tax rates.

Liquidity and Capital Resources

	At October 2, 1994, the Company had cash and cash equivalents of $244,108 which reflects a $53,103 increase over the balance at the beginning of the year. Profitable operations, improved collections on receivables, strong inventory controls, and capital generated through employee stock plans were the major factors in the increased cash balance, partially offset by the repurchase of 605,900 shares of common stock. In April 1994, the board of directors authorized the purchase of up to 1.2 million shares of Stratus common stock to be funded by normal working capital and to take place from time to time as market conditions warrant.

	The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1994.

	At October 2, 1994, the Company had $9,360 in outstanding debt related to the Isis acquisition and $102 in capital lease obligations.

	Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $1,493 at October 2, 1994.

	The Company plans to invest approximately $43 million in capital equipment and $21 million in capitalized software in 1994.

	In November 1994, as previously announced, the Company acquired TCAM Systems, Inc. and its affiliated companies through the purchase of all outstanding shares of TCAM for approximately $16 million in cash, plus additional consideration based upon TCAM's attainment of certain objectives over the next three years. The company will become a wholly-owned subsidiary of Stratus.

	The ratio of current assets to current liabilities for the Company as of October 2, 1994 was 4.2 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.


UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus is a registered trademark of Stratus Computer, Inc.




PART II - OTHER INFORMATION


Item 1. Legal Proceedings

	There are no material legal proceedings, either outstanding or pending, with respect to the Company.


Item 6. Exhibits and reports on Form 8-K

	No reports on Form 8-K have been filed during the third quarter ended October 2, 1994.





SIGNATURES




		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



					STRATUS COMPUTER, INC.
					(Registrant)





Date  November 11, 1994                 ROBERT E. DONAHUE
      -----------------                 -----------------
					Vice President, Finance and
					 Chief Financial Officer
					 hereunto duly authorized