Form 10-K405
STRATUS COMPUTER INC
filed 1995-03-31
CIK 723610

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For The Year Ended January 1, 1995           Commission File No. 0-12064


                     STRATUS COMPUTER, INC.
     (Exact name of registrant as specified in its charter)


  MASSACHUSETTS                                     04-2697554
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  55 FAIRBANKS BOULEVARD, MARLBOROUGH, MA                01752
(Address of principal executive offices)               (Zip Code)

                         (508)  460-2000
      (Registrant's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of The Act:

      Title of each class              Name of each exchange on
                                        which registered

 Common Stock , $.01 par            NYSE, Boston Stock Exchange,
  value per share                     Midwest Stock Exchange
Common Stock Purchase Rights        NYSE, Boston Stock Exchange,
                                       Midwest Stock Exchange

   Securities Registered Pursuant to Section 12(g) of The Act:
                              NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        YES  x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $760,596,512 based on the last reported sale price of the Common Stock on the NYSE, Boston Stock Exchange and the Midwest Stock Exchange on March 13, 1995.

Number of shares outstanding of each class of Common Stock as of March 13, 1995: 25,090,641 shares of Common Stock (par $.01).

DOCUMENTS INCORPORATED BY REFERENCE
                                             Part of Form 10-K into
     Document                                which incorporated

     Portions of Annual Report to
     Stockholders for the Year Ended
     January 1, 1995.                            Parts I, II and IV

     Portions of Proxy Statement for
     Annual Meeting of Stockholders
     on April 25, 1995.                           Part III

PART I

Item 1.   Business

     Founded in 1980, Stratus Computer, Inc. ("Stratus" or "the Company") offers a broad range of continuous availability computer platforms, application solutions, middleware and professional services for critical online operations. Continuous availability, as compared to the term "high availability," refers to Stratus" systems' ability to substantially reduce the two main sources of downtime: 1) downtime due to unexpected system failures, such as hardware or operating system crashes, and 2) downtime associated with shutting down a system for planned maintenance and upgrade procedures. Stratus systems are used primarily for online transaction processing (OLTP), communications control, distributed computing and other interactive applications in which system availability, rapid high-volume processing and data integrity are critical. Examples of such applications include securities quotation and trading, stock exchange control, numerous telecommunications applications, electronic funds transfer, automated teller machine networks, credit authorization, reservation systems, health insurance adjudication, and lottery and gaming systems. The Stratus systems' distinguishing feature is the ability to provide a high level of application availability through
1) a hardware-based fault-tolerant design, which provides uninterrupted operations in the event of hardware component failures, 2) online system administration and 3) remote online service. Stratus systems link with other systems such as terminals, workstations, shop floor devices and retail terminals for user input and transaction collection, and with large systems such as mainframes and other superminicomputers for database, planning and other business applications.

     The Company offers high-growth vertical markets a variety of application software and professional services through its subsidiaries. S2 is a leader in applications and networking solutions for the financial, retail, travel/transportation, and healthcare markets, including solutions for credit authorization, automated teller machines and pharmacy automation. Isis Distributed Systems provides the basis for creating distributed applications with reliability--safeguards against failures in clients and servers, system software, networks and application software--and with scalability--the means to add servers across a network to boost application performance and meet growing processing requirements. Isis has customers worldwide in the financial services, telecommunications, manufacturing and scientific computing fields.

     In November 1994, the Company acquired all of the outstanding stock of the TCAM Group of companies ("TCAM") for approximately $16.0 million in cash plus additional consideration of up to $33.0 million based upon TCAM's attainment of planned objectives over the next three years. The TCAM Systems Group includes TCAM Systems, Inc. in New York and TCAM Systems (U.K.) Ltd. in London and Edinburgh, Scotland. TCAM provides system integration and customized software solutions to the worldwide securities industry, and offers a broad range of application solutions on PC, client/server, distributed and continuously available computing environments.

     In December, 1994, the Company acquired certain assets of AST/Transact Ltd. of London ("AST") for $2.9 million in cash.
AST's primary product acquired by the Company is its UM-20 electronic funds transfer (EFT) and credit card processing software for retail banking. AST develops and markets retail banking application software and professional services to customers in the United Kingdom and continental Europe.


PRODUCTS

     Stratus Continuous Processing" Systems are used as highly reliable and expandable computer "platforms" on which businesses run critical online business operations. Key Stratus product features which apply to this type of computing include hardware fault tolerance, modular expansion, high-volume transaction processing, systems compatibility, online remote service, support of industry standards and a productive development environment.

     Stratus systems achieve fault tolerance through a proprietary hardware architecture which uses comparative circuitry, duplication of off-the-shelf microprocessors and the proprietary Stratus Virtual Operating System (VOS) or Stratus FTX", the Company's UNIX" System V.4-compliant operating system. Stratus' hardware-based fault tolerance design requires no programming, a competitive advantage over most other fault-tolerant implementations. Stratus' multiprocessor architecture and operating systems were specifically designed to provide the functions and performance required by online transaction processing and other complex communications-based applications that older technologies such as batch processing, timesharing or general minicomputers could not provide. For example, both VOS and FTX distribute the processing workload across multiple microprocessors, allowing the system to handle heavy transaction loads efficiently, and permitting multiple users to access and update data simultaneously. To increase capacity, Stratus users simply add additional processors without rewriting software, a feature which permits economical online expansion.

     From the user's perspective, a Stratus system consists of one or more processing modules in any combination. A module can be regarded as the composite of a cabinet which contains processors, memory, communications subsystems and data storage devices. Any VOS-based processing module from any Stratus product line can be linked to form a multimodule computer system. Up to 32 VOS-based modules -
- containing as many as 192 processors or CPUs -- can be connected locally using StrataLINK, a high-speed intermodule communications bus. Using StrataNET", a wide area network, thousands of modules can be networked through standard telecommunications facilities to appear as a single system running thousands of transactions per second. Modules can also be connected to a wide variety of other processors and devices using industry-standard and specialized communications protocols.

     Stratus introduced its most powerful family of hardware fault-tolerant computers in February, 1995. The Continuum Series offers improved price/performance available for true fault-tolerant reliability and offers high performance, guaranteed availability, and robust open systems. The entire range of Continuum systems combines Hewlett-Packard's PA-RISC-based (Reduced Instruction Set Computing) symmetric multiprocessing technology with the Company's proven continuously available architecture.

     The Continuum Series offers two ranges of systems. Continuum Models 610S, 610, 620, and 625 are midrange, high-performance systems that provide open, continuously available computing in distributed and departmental environments. Continuum Models 1210, 1215, 1220, 1225, and 1245 are the family's high-end systems for the expandability and growth path customers need for large online transaction processing applications.

     The Continuum Series offers up to four times the price/performance of the Company's XA/R Series of fault-tolerant systems. Design innovations include incorporating up to 512MB memory on each CPU board, offloading the bus of memory traffic;
dedicated I/O processors; and symmetric multiprocessing.

     The Continuum architecture allows users to expand system capabilities incrementally as needs increase. All Continuum models within each Series utilize the same system logic cabinet and are upgradable simply by swapping or adding processor boards.

     Designs of the memory, disk, and I/O subsystems also simplify incremental growth. The Continuum Series supports up to three I/O communications processors, four logical RISC processors, 1GB of duplex memory, 178GB of duplex disk, and 84
I/O adapters which allow up to 1344 direct connect communications lines.

     As with all Stratus systems, the Continuum Series is binary compatible among all models and is source code compatible with all prior Stratus models, including the XA/R Series based on i860 microprocessors from Intel and XA 2000 Series based on the 680X0 microprocessors from Motorola. Full source code compatibility protects existing software investments by allowing earlier applications to easily run on Continuum with only a recompile.

     The Continuum Series can be ordered with either VOS, the company's original proprietary operating system, or with FTX which incorporates all of the fault tolerance of VOS in Stratus' native implementation of the System V, Release 4 UNIX operating system.

     The VOS 13 operating system provides a sophisticated environment tuned to meet the needs of OLTP applications in critical online computing environments. VOS also supports a large portfolio of industry-specific applications that provide solutions to customers with critical computing needs.

     The FTX Release 3 operating system provides an industry standard computing environment that complies with SVID (System V Interface Definition) Issue 3, POSIX 1003.1, and X/Open's XPG3 standard. FTX facilitates customers' implementations of heterogeneous networks based on open systems, and provides for the portability of applications from other UNIX systems.

     The Continuum Series also offers existing Stratus customers a migration path forward. Both FTX and VOS on the Continuum Series provide application source code compatibility across system architectures. This benefits customers two ways: by preserving their investments in application software and ensuring a continued growth path for the future. The FTX and VOS operating system environments, available on all Continuum models, give customers access to a wealth of end-user applications and database solutions.

     The Continuum Series' robust architecture enables the Company to offer the strongest availability guarantee in the industry. In the guarantee, the Company agrees to refund a month's service fees to a customer if that customer experiences even one second of unplanned system downtime. Stratus offers the availability guarantee in addition to the standard Stratus Continuum one-year warranty.

     Stratus' XA/R system family comprises twelve fully software compatible systems from entry-level models through powerful mainframe-class platforms. The XA/R systems are equipped with RISC (reduced instruction set computing) microprocessors and deliver more efficient performance than Stratus' previous generation's CISC (complex instruction set computing) microprocessor. The entire XA/R family, consisting of the entry-level Models 5-S, 10-S and 15-S, midrange Models 25-S, 35-S, 45-S and 55-S, and high-end Models 300, 305, 310, 320 and 330, combines RISC technology with advanced cache memory design. In addition, the Models 15-S, 45-S, 55-S, 310, 320 and 330 offer symmetric multiprocessing for higher performance. This feature provides for a tightly coupled architecture in which multiple processor resources are available to any system or application task; system performance is thus improved. All system memory is available to all system processors, providing further system overhead savings. The XA/R Models 5-S through 55-S were introduced in 1993.

     The XA/R Models 5-S, 10-S and 15-S are entry-level systems positioned as critical servers for small to medium-sized applications and distributed computing sites where modest growth is expected. The midrange XA/R Models 25-S, 35-S, 45-S and 55-S are appropriate as critical servers where more expandability and growth are required. The XA/R Series 300 provides the performance, growth path and expandability demanded by large OLTP applications. CPU, memory, communications and disks can be increased online while an application is running, providing dynamic application growth. Specifically, the Models 305, 310 and 320 are upgraded by swapping or adding additional processor boards. From one to eight I/O subsystems may be configured on the XA/R Series 300 to provide a range of communications growth and flexibility. The Series 300 supports a maximum of six RISC processors, 512MB of duplex memory, 230GB of duplex disk capacity and 112 I/O adapters that allow up to 1,744 direct communications lines.

     Distributed intelligence also contributes to Stratus system performance. In addition to the RISC-based CPUs, microprocessors are used throughout the system. All I/O processors, as well as input/output adapters (IOAs), contain onboard intelligence working simultaneously to increase throughput.

     Stratus systems are scalable, which means that customers can custom-design their system expansion, tailoring their system configuration to their application needs. CPUs, as well as I/O subsystems, can be added online so that a balance of CPU power and I/O throughput can be maintained throughout the life of the system, as performance is boosted.

     Stratus systems can identify and isolate many of their own failures, and automatically dial in to a Stratus Customer Assistance Center (CAC) to report system interruptions and order replacement parts. Duplicate hardware components keep the system running the same as before the failure. Users can readily replace these components. CAC personnel can diagnose and fix most software problems remotely.

     Stratus' system software was designed expressly to handle online computing functions and to enhance the productivity of programmers at customer sites. All Stratus systems can run VOS, the company's proprietary operating system optimized for transaction processing and availability, as well as FTX, the company's industry standard operating system fully compliant with UNIX SVR4. The company offers a broad array of layered software products, including databases, communications, programming languages, development tools, interfaces and transaction monitors for the VOS and FTX operating environments.

     Application software solutions, designed specifically for the Stratus online platform, are provided through the company's wholly owned subsidiaries, including S2 and the TCAM Group of companies, as well as through select third parties such as software houses, systems integrators and value-added resellers. S2 provides application software for online credit authorization, ATM network management, health insurance adjudication and other financial applications; the firm also provides communications middleware used by a range of businesses to link their legacy systems -- central systems housing vital business data -- with a wide array of remote systems and terminals. The TCAM Group of companies is a leading provider of application software and services to the worldwide securities industry. The company offers a broad range of application solutions in PC, client/server, distributed, and continuous availability computing environments using both open and proprietary operating systems on a broad range of hardware platforms.

     Stratus also has a broad range of products and solutions targeted at the growing markets for open systems and open, distributed computing. In 1993, Stratus introduced FTX 2.2, the multiprocessing version of the company's UNIX SVR4 operating system and the industry's highest level of availability for critical UNIX-based applications. For reliability, Stratus removed major causes of "panics" or crashes in the UNIX kernel. For serviceability, Stratus added a maintenance and diagnostic subsystem -- pioneered in the VOS operating system -- that allows online upgrades, component replacements and all of the traditional Stratus remote service benefits. Stratus FTX systems support most networking software products to provide continuously available services to desktop clients and other servers, including Novell's Netware for UNIX, TCP/IP and IBM SNA; relational databases, such as Oracle, Sybase and Informix and their client-server toolkits; and software for building distributed transaction processing applications, such as Tuxedo, Encina and OSF's DCE.

     To bring additional reliability to open, distributed applications, Stratus acquired Isis in 1993. Isis provides reliable distributed computing middleware -- a new class of software technology providing the foundation for sending messages, data, commands and requests between clients and servers. Isis ensures the reliability of an application by replicating data and processes on multiple servers and clients, including Stratus systems and those produced by many UNIX systems vendors.

     Stratus, the Stratus logo, Continuous Processing, FTX, and
StrataNET are registered trademarks, and Continuum, XA, XA/R, and StrataLINK are trademarks of Stratus Computer, Inc. All other trademarks are the property of their respective owners.

MARKETING, SALES AND SERVICE

Markets

     Stratus products -- hardware, software and related maintenance and consulting services -- are used prominently in industries such as telecommunications, banking and financial services, brokerage, retail, healthcare, gaming and entertainment, information services, insurance and government. A headquarters staff of marketing professionals is employed with responsibility for direction of the field sales force, marketing strategy, technical support, advertising and public relations, customer and field training, competitive analysis and product planning.

Sales Channels

     Stratus sells its products and services to end users directly through its sales organization in the United States, Canada, Western Europe, the Far East and Australia, and indirectly through or in conjunction with its system integrators, VARs, application software houses and distributors. In 1994, the Company added new distributors of its products to Egypt, the Russian Federation, United Arab Emirates, and Lebanon to complement existing distributors located in Central America, Taiwan, Korea, Philippines, Chile, Mexico, Columbia, Argentina, Brazil, Venezuela, Thailand, Indonesia, Greece and Cypress, Saudi Arabia, Israel, Turkey, Finland, the Czech Republic, South Africa, Poland and Zimbabwe. The Company also sells through certain general purpose OEMs such as Olivetti Systems & Networks S.R.L. (Olivetti) and NEC Corporation.

     For information on sales by geographic segment, see Note 12 in Notes to Consolidated Financial Statements included as part of the 1994 Annual Report to Stockholders, which Note is incorporated herein by reference.

     Olivetti has rights to distribute selected Stratus products on a non-exclusive basis in Italy and the rest of the world.
Olivetti remarkets Stratus' family of fault-tolerant systems, primarily under the Olivetti label and product line designated LSX4000. NEC has non-exclusive rights to sell Stratus' UNIX-based, fault-tolerant systems worldwide. Targeting the telecommunications market, NEC uses Stratus systems in a variety of applications, including integration with various NEC telecommunications systems.

Competition

     The Company faces intense competition from computer manufacturers who market minicomputers, mainframe computers, servers and work stations into the OLTP market. The Company's chief competitors are Tandem Computers Inc., Digital Equipment Corporation, IBM, Sun Microsystems, Inc. and Hewlett Packard Company. While its chief competitors are substantially larger and have significantly more resources, the Company believes that its singular focus on critical online business applications, including the strategic acquisitions, its expertise in hardware-based continuous availability, transaction processing, automated service and specialized application solutions provide unique advantages compared with those of its competitors. The Company also believes it competes successfully on the basis of product capabilities, price and life cycle costs, ease of programming and its third party marketing programs.


BACKLOG

     Part of the Company's manufacturing and distribution strategy is to minimize the elapsed time between receipt of customer purchase orders and delivery of equipment. The final completion of the Company's manufactured products is usually accomplished with standard parts and without the need for additional engineering, generally permitting shipment of products within 30 to 60 days from receipt of order. A substantial portion of quarterly shipments tend to be made in the last month of each quarter, and any backlog is generally filled within weeks of the beginning of the next quarter. For these reasons, the amount of backlog is not important to an understanding of the Company's business.


RAW MATERIALS AND SUBCONTRACT LABOR

     Stratus purchases substantially all of its parts and peripheral devices from other manufacturers. The majority of printed circuit boards are now purchased from board subcontractors on a "turnkey" basis under which the subcontractor procures all components, assembles the board and provides certain levels of testing. Presently, the Company believes it has adequate supplies and commitments from vendors to satisfy 1995 forecasted requirements; no delays in product shipments are expected. Most peripheral devices, assemblies and parts are available from a number of different suppliers, but certain integrated circuits, printed circuit boards, plastic parts, and disk and tape drives are purchased from single sources of supply. The Company believes that alternate sources of supply for peripherals, assemblies and other parts could be found, if necessary. During 1994, the industry experienced occasional shortages in the availability of memory devices due to a further tightening of the supply of these materials. Although this increased the Company's costs for these devices it did not impair its ability to meet the demands of production. The Company has not experienced any significant difficulties in obtaining supplies of integrated circuits, peripherals, assemblies or parts, but shortages, if any, could result in production delays that may adversely affect its business.


PRODUCT DEVELOPMENT

     Hardware and software development expenditures are expected to increase in line with the growth in product gross margin dollars over the next several years. The Company's total research and development expenditures, which include certain capitalized software development costs, were $89,633,000 in 1992, $96,200,000 in 1993 and $95,322,000 in 1994. The primary development focus is the next generation architecture using Hewlett Packard's PA-RISC microprocessor.

     The Company owns patents and has patent applications pending in the United States and abroad relating to certain of its products. While the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that any patents will be issued or that any patents issued can be successfully defended. The Company believes that patents are less significant in its industry than such factors as innovative and creative skills, technical experience and the management ability of its personnel.


EMPLOYEES

     As of January 1, 1995, the Company employed 2,878 persons.


Item 2.   Properties

     The Company currently occupies three buildings on a 112 acre site at its corporate headquarters location in Marlborough, Massachusetts. Two of the three buildings and the underlying land (approximately 27 acres) plus a sixty five acre adjoining parcel are owned, while the third building is leased under an operating lease. The aggregate amount of office, engineering, manufacturing and customer service space that is owned is approximately 300,749 square feet.

     A manufacturing facility, also located in Marlborough, Massachusetts, was first occupied in 1993, upon relocation from a similar facility in Hudson, Massachusetts. The lease on this new facility runs through 1998.

     An international manufacturing facility was occupied in 1988 in Dublin, Ireland. This facility was leased until March 1994, when the Company purchased the property.

     Information relating to the above facilities is set forth in the following table.

                                                  Owned/
                                   Floor          Leased
                                   Space          (Expiration
Plant Location      Use            (Sq. Ft.)      Date)        Renewals
----------------  ---------------  ----------- ------------    ----------
Marlborough,   Office, research and     202,087  Lease - 2000   2 successive
MA             development                                       periods of
                                                                 10 years each.

Marlborough,   Office, engineering      198,341  Own
MA             and customer service

Marlborough,   Office,
MA             manufacturing           102,408   Own
               and engineering

Dublin,        Office and
Ireland        manufacturing            75,000   Own

Marlborough,   Office and
MA             manufacturing           117,200   Lease - 1998   1 successive 5
                                                                year period and 1
                                                                successive
                                                                3 year period.



     The Company's fiscal year 1994 annual rent for the leased facilities was approximately $2,679,000 plus real estate taxes and other occupancy expenses.

     The Company also leases additional space at 41 locations in the United States, 2 location in Canada, 10 locations in Europe, 10 locations in the Far East, 2 locations in Japan and 2 locations in Australia for sales, customer service and education and also leases warehouse space at 2 locations in the United States and 1 location in Italy at an aggregate annual rent of approximately $9,965,000 for fiscal year 1994.


Item 3.   Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of those matters will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.



PART II


Item 5.   Market for Registrant's Common Stock and Related
Stockholder Matters

     The approximate number of holders of record of the Company's common stock at March 13, 1995 was 1,560. Additional information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 32 of the 1994 Annual Report to Stockholders.


Item 6.   Selected Financial Data

     The information required by this item is incorporated herein by reference to the "Financial History" appearing on pages 14-15 of the 1994 Annual Report to Stockholders.


Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages
16-19 of the 1994 Annual Report to Stockholders.


Item 8.   Financial Statements and Supplementary Data

     The financial statements listed in the "Index to Consolidated Financial Statements" filed as part of this Annual Report, together with the report of Ernst & Young LLP dated January 20, 1995, are incorporated herein by reference to the "Financial Statements and Supplementary Data" contained in pages 20-33 of the 1994 Annual Report to Stockholders.


Item 9.   Disagreements on Accounting and Financial Disclosure

     None.



PART III

Item 10.  Directors and Executive Officers of the Registrant

A.   Directors of the Company:

     The information required by this item is incorporated herein by reference to the "Election of Directors" appearing on pages 2 - 4 of the Proxy Statement for Annual Meeting of Stockholders on
April 25, 1995.

B.   The executive officers of the Company are as follows:

          Name                Age                 Position

     William E. Foster         50        Chairman and Chief
                                         Executive Officer

     Gary E. Haroian           43        President and Chief Operating Officer

     Joseph A. D'Angelo        51        Vice President, Market Development

     Robert E. Donahue         46        Vice President, Finance and
                                         Chief Financial Officer

     Paul R. Jones             45       Vice President and Chief Operating
                                        Officer
                                        ISIS Distributed Systems, Inc.

     Stephen Kiely             49       Vice President, Engineering

     Kevin P. O'Keefe          40       Vice President, Application Software

     J. Donald Oldham          53       Vice President, Worldwide Sales

     David M. Weishaar         43       Vice President, Worldwide Operations
                                        and  Chief Quality Officer

     John F. Young             52       Vice President, Human Resources

     Mr. Foster, a founder of the Company, has been, since February 1980, Chairman and Chief Executive Officer of the Company. From
1980 until November 1993, Mr. Foster also served as President of the Company.

     Mr. Haroian joined the Company in 1983 as Corporate Controller and was elected Vice President, Finance and Administration and Treasurer in May 1985. In April 1988, he was elected Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer. He served as Vice President and General Manager, Corporate Operations from October 1990 to December 1991. Mr. Haroian served as Senior Vice President and General Manager, Corporate Operations during 1992. From January 1993 to November 1993, he served as Executive Vice President and General Manager, Corporate Operations. Mr. Haroian has served as President and Chief Operating Officer since his election in November 1993.

     Mr. D'Angelo was, prior to joining the Company in 1991, a partner in the Strathmore Group (a consulting organization). He joined the Company in September 1991 as Director, Corporate Strategy. In October 1993, he was elected Vice President, Market Development.

     Mr. Donahue joined the Company in June 1986 as Corporate Controller. In June 1988, he was elected Vice President of Finance. Mr. Donahue has served as Vice President, Finance and Chief Financial Officer since his election in October 1990.

     Mr. Jones was, prior to joining the Company in 1990, Vice President, Engineering and Manufacturing for Stellar Computer, Inc. He joined the Company in 1990 as Vice President, Engineering. In October 1993 he was elected Vice President and Chief Operating Officer for ISIS Distributed Systems, Inc., a wholly owned subsidiary of the Company.

     Mr. Kiely was, prior to joining the Company in 1994, Vice President for EON Corporation and prior to that from 1990 through June 1993 Vice President for Bull HN Information Systems, Inc. He joined the Company and was elected Vice President, Engineering in September 1994.

     Mr. O'Keefe joined the Company in February 1988 as an Account Executive and was promoted to District Manager, in September 1988. In 1992 he was appointed Regional Director for the Company's Western US operations. In October 1993 he was appointed Vice President, Financial Services and in September 1994 was elected Vice President, Application Software.

     Mr. Oldham joined the Company in March 1984 as Regional
Director for the Company's Eastern Sales Region. In December 1990 he was appointed Vice President, Telecommunications Sales. In May 1994 he was elected Vice President, Telecommunications. In October 1994 he was elected Vice President Worldwide Sales.

     Mr. Weishaar joined the Company in August 1993 and was elected Vice President, Worldwide Operations. Prior to that time, he was Vice President of European Operations and prior to that Vice
President, East Coast Operations for Sun Micro Systems.

     Mr. Young joined the Company in 1985 as Director, Human
Resources.  He was elected Vice President, Human Resources in
October 1990.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the "Executive Compensation" appearing on pages 7 - 9 of the Proxy Statement for Annual Meeting of Stockholders on
April 25, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by this item is incorporated herein by reference to the tables on pages 2 and 5 of the Proxy Statement for Annual Meeting of Stockholders on April 25, 1995.


Item 13.  Certain Relationships and Related Transactions

     None.


PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(a)       1.   Financial Statements:

               The financial statements are listed in the Index to Consolidated Financial Statements filed as part of this Annual Report.

          2.   Schedules:

               The schedules listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

          3.   Exhibits:

               The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)       Reports on Form 8-K

          None.

FINANCIAL HISTORY


In thousands except per share and employee amounts, unaudited


                         1994(1)     1993(1)   1992       1991        1990       1989       1988       1987       1986       1985
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations
-----------------------------------------------------------------------------------------------------------------------------------
Revenues              $576,556    $513,680  $486,266    $448,632   $403,850   $341,327   $265,314   $184,150   $124,559    $80,164
-----------------------------------------------------------------------------------------------------------------------------------
Product revenue
 percent                   72%         77%       79%         82%        84%        85%        88%        89%        90%        92%
Service revenue
 percent                   28%         23%       21%         18%        16%        15%        12%        11%        10%         8%

Gross profit margin    321,961     292,811   289,070     267,312    237,995    207,613    160,787    117,281     81,844     52,029
Gross profit margin
 percent to sales        55.8%       57.0%     59.4%       59.6%      58.9%      60.8%      60.6%      63.7%      65.7%      64.9%

Operating expenses    252,283(1)  267,395(1) 220,649     205,241    186,913    153,920    115,671     86,494     59,658     39,670
Operating expenses
 percent to sales          44%         52%       45%         46%        46%        45%        44%        47%        48%        49%

Operating income        69,678      25,416    68,421      62,071     51,082     53,693     45,116     30,787     22,186     12,359
Operating income
 percent to sales          12%          5%       14%         14%        13%        16%       17%         17%        18%        15%
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME             $60,982     $16,607   $56,945     $49,705    $36,987    $35,393    $29,344    $19,395    $13,519     $8,615
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow data

Net cash provided by
 operating activities $140,621    $121,919   $97,445     $81,127    $36,102    $21,622    $12,696    $15,197     $1,780     $9,166

Acquisition of
 property, plant
 and equipment          53,858      33,668    60,759      31,478     27,395     36,963     17,807      9,801     10,781      9,090

Depreciation of
 property, plant
 and equipment          40,395      35,111    31,778      28,910     19,893     16,889     10,547      8,056      5,463      2,917

Share data

Average shares and
 equivalents
 outstanding            24,649      23,769    23,457      22,419     20,894     20,712     20,257     19,974     19,391     19,133

Net income per share     $2.47       $0.70     $2.43       $2.22      $1.77      $1.71      $1.45      $0.97      $0.70      $0.45

Common stock price
  High                  $38.50      $41.25    $54.25      $50.62     $29.00     $35.25     $31.50     $40.50     $26.00     $25.50
  Low                   $23.25      $20.25    $29.50      $20.75     $14.62     $19.25     $19.50     $15.25     $17.25      $9.25

Book value per share    $20.31      $18.13    $17.03      $14.18     $11.15      $9.12      $7.08      $5.34      $4.05      $3.24

Year end position

Total assets          $613,410    $558,531  $467,182    $397,081   $327,574   $274,098   $199,787   $145,429   $107,162    $82,177

Working capital        324,431     299,293   277,600     237,977    170,306    136,257    101,273     77,389     57,279     49,100

Long-term debt and
 obligations under
 capital leases          7,849      10,879       523       2,552     14,267     29,402     10,170      6,157      5,685      2,623

Stockholders' equity   490,152     435,960   389,663     314,026    230,281    183,972    138,985    102,360     75,698     59,403

Return on average
 stockholders' equity      13%          4%       16%        18%       18%        22%        24%         22%         20%        16%

Employees                2,878       2,610     2,622      2,492      2,381      2,147      1,711      1,224       1,069        775
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses in 1994 and 1993 included charges of $7,800 and $36,230 respectively, to write off purchased research and development acquired in connection with the Company's acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table summarizes the percentage relationships of income and expense items included in the Consolidated Statements of Income for the three years ended January 1, 1995 and the percentage changes in those items when compared to the preceding year.
                                 Percentage of total revenues   Percentage increase (decrease)

                                   1994      1993      1992      1994      1993      1992
---------------------------------------------------------------------------------------------
Product sales                      72%       77%       79%       6%        2%        5%

Service revenue                    28%       23%       21%       34%       20%       24%
---------------------------------------------------------------------------------------------
Total revenues                     100%      100%      100%      12%       6%        8%

Product cost of sales              29%       30%       29%       9%        13%       2%

SERVICE EXPENSE                    15%       13%       12%       30%       10%       27%

Research and development expense   15%       16%       16%       5%        2%        13%

Selling, general and
  administrative expenses          28%       29%       29%       6%        6%        5%

Charge for purchased research
  and development                  1%        7%        --      (78%)       NA        --
---------------------------------------------------------------------------------------------
Total costs and expenses           88%       95%       86%       4%        17%       8%
---------------------------------------------------------------------------------------------
Operating income                   12%       5%        14%      174%       (63%)     10%

Other income, including
  interest income
  and interest expense             1%        1%        1%        42%       43%       10%

INCOME BEFORE PROVISION
  FOR INCOME TAXES                 13%       6%        15%       152%      (57%)     10%

Provision for income taxes         2%        3%        3%        15%       (7%)      (4%)
---------------------------------------------------------------------------------------------
Net income                         11%       3%        12%       267%      (71%)     15%

Overview

Stratus' business objective is to be the leading supplier of comprehensive hardware, software and service solutions where computer availability is a critical need. To achieve this goal, the Company will continue to execute its strategy for growth by:

 Continuing to invest in the Company's core product line of fault-tolerant computer systems that provides continuous availability. During 1994 the Company's development efforts focused on the Continuum product family, announced on February 6, 1995. This family of products uses the Hewlett-Packard PA-RISC microprocessor technology for a significant performance increase. The successful deployment of the Continuum product family will enable the Company to make progress on the first point of its strategy by replacing the current product line with a new line that delivers significantly improved price/performance.

 Offering a new set of products and services that delivers continuous availability for distributed computing. Isis Distributed Systems, Inc. ("Isis"), which Stratus acquired in 1993, will enable the Company to fulfill this point of the strategy by improving its strategic position in distributed computing through development of distributed software offerings to run on both Stratus and non-Stratus hardware.

 Delivering application software and professional services to high-growth vertical industries that require continuous availability. A number of strategic acquisitions and investments in software companies and products during 1993 and 1994 will enable the Company to improve and expand the scope of its product offerings in high-growth vertical markets. These acquisitions and investments included Shared Systems
 Corporation and SoftCom Systems, Inc., in 1993, which were merged in 1994 to form S2 Systems, Inc. The Company has also continued to invest in telecommunications products such as SINAP, an integrated platform for developing new intelligent network applications, and a range of solutions for delivering new services in the wireless and wireline markets.
 In 1994, the Company acquired the TCAM Group of companies, a leading provider of application software and services to the worldwide securities industry and the UM-20 electronic funds transfer and credit card processing software business of AST/Transact, Ltd., a developer of retail banking application software and professional services to customers in the United Kingdom and continental Europe.

In January 1995, the Company acquired FEMCON Associates, Inc., a firm that specializes in the development and marketing of software applications and services for the automation of stock exchanges and securities trading firms worldwide.

Operating results

The Company's 1994 net income of $61.0 million, or $2.47 per share, increased $44.4 million, or 267%, from 1993 net income of $16.6 million, or $0.70 per share. Net income in 1993 declined 71% from 1992 net income of $56.9 million, or $2.43 per share. Operating results from the Company's 1994 acquisitions were slightly above break-even.

Included in 1994 and 1993 results were non-recurring charges of $7.8 million and $36.2 million, or $0.32 and $1.52 per share, respectively, to write off purchased research and development acquired in connection with the Company's acquisitions. Excluding these write-offs, 1994 net income would have been $68.8 million, or $2.79 per share, up 30% from 1993 and up 21% from 1992.

Revenues

Total 1994 revenues increased $62.9 million to $576.6 million, 12% higher than 1993. This compares with an increase of $27.4 million, or 6%, from 1992 to 1993. The increase in 1994 was primarily due to increased software license and professional services revenues from the 1993 and 1994 acquisitions, as well as an 18% increase in the Company's hardware maintenance revenues.

The following table details the percentage of product sales for each of the Company's distribution channels:

                                   percent of total
                                   1994   1993   1992
Domestic direct                    46     50     42
International direct               35     31     33

IBM                                0      5      11
Olivetti                           4      2      6
NEC                                6      4      2
Distributors                       9      8      6
Total                              100    100    100

The Company's product sales grew 6% in 1994 compared with 1993. This compares to 2% growth in 1993 and 5% growth in 1992. In 1994, direct international product sales increased 12% over 1993, compared to a decline of 4% in 1993 and an increase of 7% in 1992. The increase in 1994 was favorably impacted by the effects of foreign exchange fluctuations, accounting for two percentage points of the 12% growth, particularly in Japan and the United Kingdom. International direct sales in 1994 were strong in Japan, the United Kingdom and France with year over year growth of 33%, 27% and 75%, respectively, including the effects of foreign exchange. The Company's 1994 direct product sales in the U.S. declined by 2% from 1993 representing a 10% reduction in the Company's hardware business due to increased competitive pressures in the U.S., partially offset by software revenue from acquisitions. This compares to growth of 22% and 39% in 1993 and 1992, respectively. Revenue from the Company's indirect channels grew by 14% in 1994 from 1993. Distributor sales increased 26%, while revenues from NEC and Olivetti increased 62% and 123%, respectively, compared to 1993. Indirect product revenue was adversely impacted by 94% and 60% declines in product sales to International Business Machines Corporation (IBM), in 1994 and 1993, respectively.

The Company's service revenues grew 34% in 1994 compared with 1993. This compares to growth of 20% in 1993 and 24% in 1992. This increased growth was due primarily to professional services and maintenance revenues from acquisitions, which contributed sixteen percentage points of the growth, and an increase in the number of installed systems in the hardware business, which drove the remaining growth.

Cost of goods sold

Product sales generated a gross margin of 59% in 1994 compared with 60% in 1993 and 64% in 1992. The continued decline of product gross margin in 1994 was primarily the result of increased discounts due to the competitive economic environment, a migration to the Company's low-end product line and repricing actions throughout the year to remain competitive. The decline in product margins was partially offset by component cost reductions and improved operating efficiencies in the Company's manufacturing plants. Management believes that this downward pressure on product margins will continue.

Service gross margin was 47%, 46% and 41% of service revenues in 1994, 1993 and 1992, respectively. The increase in margins during each of the years was principally due to service revenue growth rates exceeding expense growth rates, as a result of improved efficiencies in the service organization.

Research and development

Stratus' investment in research and development increased $3.8 million, or 5%, in 1994 to $84.3 million, compared with an increase of $1.7 million, or 2%, in 1993. As a percentage of total revenues, R&D expenses were 15% in 1994, and 16% in both 1993 and 1992.

These investments reflect the Company's long-standing commitment to provide leading edge hardware and software products to the critical online computing marketplace. Management considers these expenditures vital to the Company's future growth and position in a global marketplace that is becoming increasingly competitive and complex, and will continue to target its research and development investment strategically in areas providing the most opportunity for future growth. In 1994, the Company's research and development efforts were focused on developing the Continuum system, its new line of fault-tolerant computers based on the Hewlett-Packard PA-RISC microprocessor technology. These systems will greatly enhance the Company's competitive position in 1995 from a price/performance standpoint. Also during the year, the Company continued to invest in distributed computing through its Isis subsidiary as well as application software aimed at its targeted vertical industries. The Company expects to continue to invest in these technologies in the normal course of its business cycle, to bring competitive products to market, and to realize the benefits of purchased research and development.

Selling, general and administrative

Selling, general and administrative expenses increased $9.5 million, or 6%, in 1994 to $160.2 million, compared with an increase of $8.8 million, or 6%, in 1993. As a percentage of total revenues, SG&A expenses were 28% in 1994, down slightly from 29% in both 1993 and 1992.

Other income

Interest income increased due to higher interest rates, as well as higher cash balances. Interest expense increased in 1994 due to the outstanding debt related to the payment terms of the 1993 acquisition of Isis. Through the use of forward foreign exchange contracts, the Company substantially negates the effects of foreign currency fluctuations on foreign currency denominated intercompany receivables and payables. The cost of hedging the Company's currency exposures is included in other income and will tend to increase in line with international growth.

Income taxes

The Company's effective tax rate was 20.9% in 1994, 45.8% in 1993 and 21.0% in 1992. The decline in the 1994 rate from 1993 was due to a reduced level of non-deductible purchased research and development write-offs in connection with acquisitions. The increase from 1992 to 1993 was due to purchased research and development write-offs in connection with the acquisitions made in 1993.

Financial condition and liquidity

The Company had cash and short-term investments of $230.0 million at the end of 1994. Corresponding balances were $191.0 million and $135.0 million at the end of 1993 and 1992, respectively. Total assets at year end increased to $613.4 million, compared with $558.5 million in 1993. Stockholders' equity grew to $490.2 million in 1994 from $436.0 million in 1993.

Cash generated from operating activities was $140.6 million in 1994 compared to $121.9 million in 1993 and $97.4 million in 1992. Cash generated from operating activities in 1994 is attributable to profitable operations and a decrease in accounts receivable.

In 1994, the Company used net cash of $20.7 million in the acquisitions of businesses.

Capital expenditures were $67.0 million in 1994 compared to $51.2 million in 1993 and $71.6 million in 1992. The Company continues to invest in capital improvements and other long-term assets, principally software technology aimed at targeted vertical markets, in amounts sufficient to support future growth and enhance operations so as to maintain the highest standards of overall quality. In 1995, the Company plans to spend approximately $95.0 million in capital improvements and software technologies.

Net proceeds and benefits from the Employee Stock Purchase Plan and the Company's stock option plans were $19.9 million in 1994, $14.4 million in 1993 and $15.6 million in 1992. In April 1994, the Board of Directors authorized the purchase of up to 1.2 million shares of the Company's common stock in the open market. Approximately 0.9 million shares were repurchased under this authorization in 1994 for $31.4 million; the remaining 0.3 million shares were purchased in January 1995 for approximately $8.0 million. In January 1995, the Board of Directors authorized the purchase of an additional 1.2 million shares of the Company's common stock on the open market. The purchases will be funded by normal working capital and will take place from time to time as market conditions warrant.

The Company believes that funds necessary to support its operations in the foreseeable future will be generated by cash flow from operations, supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans. These sources can be augmented by short-term borrowings and revolving credit arrangements which currently total $50.0 million. The Company will continue to seek out potential acquisition candidates to expand its offerings of software solutions in line with its three-point strategy.

Outlook and risks

Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its three-point strategy for growth adopted in 1993. The strategy requires that the Company execute the following steps: continue to invest in its core product line of fault-tolerant computer systems that provides continuous availability by developing and introducing new products such as the Continuum system family; offer a new set of products and services that delivers reliable application and database management in a distributed computing environment, such as the products from the Company's Isis subsidiary; and deliver application software and professional services to high-growth markets that require continuous availability. The Company's targeted markets include: telecommunications, banking, brokerage, retail, travel and transportation, healthcare, gaming, computer based services and government.

The Company historically recognizes a large percentage of its revenues in the latter part of each quarter. This makes revenue forecasting unpredictable, and could subject the Company to fluctuations in revenues and earnings. Management believes that the introduction of the Continuum product line, and the timely future release of lower priced products now under development will position the Company competitively in the marketplace. Revenue growth, however, will be dependent upon the migration of customers to the new products, and successfully winning new accounts in a competitive and fast changing marketplace.

Management believes that the shift in product mix to the more price competitive lower end products will have an unfavorable impact on product margins. The Company's goal is to offset this trend with increased unit volumes, and by broadening its traditional hardware offerings with comprehensive software solutions and distributed computing products, while continuing to focus on controlling the cost structure of the Company.


CONSOLIDATED STATEMENTS OF INCOME

For the years ended January 1, 1995, January 2, 1994 and January 3, 1993

In thousands except per share amounts         1994      1993       1992
Revenues
Product sales                                $416,112   $393,804   $386,262
Service                                       160,444    119,876    100,004
Total revenues                                576,556    513,680    486,266
Costs and expenses
PRODUCT COST OF SALES                         170,044    155,604    137,995
Service expense                                84,551     65,265     59,201
Research and development expense               84,263     80,494     78,768
Selling, general and administrative expenses  160,220    150,671    141,881
Charge for purchased research and development   7,800     36,230      --
Total costs and expenses                      506,878    488,264    417,845
Operating income                               69,678     25,416     68,421

Interest income                                 7,408      4,613      4,272
Interest expense                               (1,057)      (567)    (1,002)
Other income                                    1,087      1,190        391
                                              -------    -------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES       77,116     30,652     72,082
Provision for income taxes                     16,134     14,045     15,137
                                              -------    -------    -------
Net income                                    $60,982    $16,607    $56,945
                                              -------    -------    -------
Earnings per share                              $2.47      $0.70      $2.43
                                              -------    -------    -------
Shares used to compute earnings per share      24,649     23,769     23,457


CONSOLIDATED BALANCE SHEETS

At January 1, 1995 and January 2, 1994

In thousands except share and per share amounts

                                             1994                1993
                                           ---------            ---------
Assets
Current assets
 Cash and cash equivalents                  $230,010              $191,005
 Accounts receivable, net                    140,212               151,105
 Inventories                                  43,237                39,906
 Prepaid expenses                              7,587                 6,830
 Other current assets                         16,493                19,275
                                            --------              --------
Total current assets                         437,539               408,121

Property, plant and equipment,
 less accumulated depreciation               116,802               102,683
OTHER ASSETS, NET                             59,069                47,727
                                            --------             ---------
Total assets                                $613,410              $558,531

Liabilities and stockholders' equity
Current liabilities
 Accounts payable                            $20,020               $17,178
Accrued expenses:
Payroll                                       18,777                15,401
Other                                         28,167                21,957
 Total accrued expenses                       46,944                37,358
 Income taxes payable                         27,887                30,103
 Short-term borrowings and obligations         5,783                 4,372
 Deferred revenue                             12,474                19,817
                                             -------               -------
Total current liabilities                    113,108               108,828

Long-term obligations and deferrals           10,150                13,743

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 150,000,000
 shares authorized, 25,017,414 and
 24,047,391 shares issued and outstanding
 in 1994 and 1993, respectively                  250                   240
 Junior common stock, $.01 par value,
 500,000 shares authorized                       NA                    NA
 Additional paid-in capital                  191,971               168,095
 Retained earnings                           330,566               269,584
 Cumulative translation adjustment            (1,233)               (1,959)
                                             -------              --------
SUBTOTAL                                     521,554               435,960

Less: shares in treasury, at cost
 (888,200 shares)                            (31,402)                  NA
Total stockholders' equity                   490,152               435,960
                                            --------              --------
Total liabilities and stockholders' equity  $613,410              $558,531
                                            --------              --------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the period December 29, 1991, to January 1, 1995
                                                     Additional                             Cumulative               Total
                                        Common         paid-in      Retained    Treasury   translation        stockholders'
in thousands, except share amounts      stock          capital      earnings    stock       adjustment             equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1991            $   222     $ 117,333      $196,032     $ --           $ 439               $ 314,026

Repurchase of 691 shares of
     common stock                            --           --            --       (31)             --                     (31)

EXERCISE OF 489,420 OPTIONS ISSUED
UNDER EMPLOYEE STOCK OPTION PLANS             5         7,787           --        31              --                   7,823
Issuance of 237,514 shares of
  common stock under employee
  stock purchase plan                         2         7,712           --        --              --                   7,714

Foreign currency translation adjustment      --           --            --        --          (2,061)                 (2,061)

Tax benefit from non-qualified
  stock options                              --         5,128           --        --              --                   5,128

Compensation expense associated with
  grant of stock options                     --           119           --        --              --                     119

Net income for the year ended
  January 3, 1993                            --            --         56,945      --              --                  56,945
----------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1993                  229       138,079        252,977      --          (1,622)                389,663

REPURCHASE OF 413 SHARES OF COMMON STOCK     --            --           --       (12)             --                     (12)

Exercise of 519,456 options issued
under employee stock option plans             5         8,032           --        12              --                   8,049

Issuance of 242,660 shares of
common stock under employee stock
purchase plan                                 2         6,285           --        --              --                   6,287

Foreign currency translation adjustment      --            --           --        --            (337)                   (337)

Tax benefit from non-qualified
stock options                                --         3,585           --        --              --                   3,585

Compensation expense associated with
grant of stock options                       --           118           --        --              --                     118

Issuance of 410,607 shares of common
stock related to the acquisition of

Isis Distributed Systems, Inc.                4        11,996           --                        --                  12,000

Net income for the year
ended January 2, 1994                        --            --       16,607        --              --                  16,607
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 1994                  240       168,095      269,584        --          (1,959)                435,960

Repurchase of 888,523 shares of
common stock                                 --            --           --   (31,408)             --                 (31,408)

Exercise of 641,881 options issued
under employee stock option plans             7        12,291           --         6              --                  12,304

Issuance of 329,272 shares of
common stock under employee stock
purchase plan                                 3         7,481           --        --              --                   7,484

Foreign currency translation adjustment       --           --           --        --             726                     726

Tax benefit from non-qualified
stock options                                 --        4,029           --        --              --                   4,029

Compensation expense associated with
grant of stock options                        --           75           --        --              --                      75

Net income for the year ended
January 1, 1995                               --           --       60,982        --              --                  60,982
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                  $250     $191,971    $ 330,566  $(31,402)      $  (1,233)               $490,152

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended January 1, 1995, January 2, 1994 and January 3, 1993

in thousands                                  1994      1993       1992
-------------------------------------------------------------------------
Operating activities

Cash flows from operating activities:

 Net income                                 $60,982    $16,607    $56,945

Adjustments to reconcile net income
to net cash provided
by operating activities:

 Depreciation and amortization               58,233     44,199     36,517
 Charge for purchased research
  and development                             7,800     36,230         --
 Add (deduct) changes in working capital:

(INCREASE) DECREASE IN ACCOUNTS RECEIVABLE   20,756    (16,006)     2,664

   (Increase) decrease in inventory          (2,439)    24,001     (8,371)

   Increase in accounts payable and
   accrued liabilities                        2,751      1,767      3,122

   Increase (decrease) in income
   tax payables                                 (48)     6,394      7,188

   Net increase (decrease) in other
   working capital items                     (7,414)     8,727       (620)
-------------------------------------------------------------------------
Net cash provided by operating activities   140,621    121,919     97,445

Investing activities

Cash flows from investing activities:
 Acquisition of property, plant and
 equipment                                  (53,858)   (33,668)   (60,759)
 Acquisition of businesses,
 net of cash acquired                       (20,659)   (26,787)      --
 Acquisition of other assets                (13,106)   (17,498)   (10,826)
----------------------------------------------------------------------------
Net cash used in investing activities       (87,623)   (77,953)   (71,585)

 Financing activities

Cash flows from financing activities:
 Net proceeds and benefits from
 employee stock plans                        19,863     14,443     15,626
 Acquisition of treasury stock              (31,408)      --         --
 Reduction of long-term debt                 (2,684)      --         --
 Reduction of obligations under
 capital lease                                 (514)    (2,039)    (3,826)

Net cash (used in) provided by
 financing activities                        (14,743)    12,404     11,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH         750       (327)    (1,118)
-------------------------------------------------------------------------
Net increase in cash and cash equivalents    39,005     56,043     36,542

Cash and cash equivalents at
 beginning of year                          191,005    134,962     98,420
-------------------------------------------------------------------------
Cash and cash equivalents at end of year   $230,010   $191,005   $134,962

1. Significant accounting policies

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.

Cash equivalents

Cash equivalents include highly liquid investments with original maturities generally of three months or less at time of acquisition and are comprised primarily of government securities, commercial paper and bank notes carried at cost, which approximates fair value.

In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, (Accounting for Certain Investments in Debt and Equity Securities.) Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

Translation of foreign currencies

The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period.

Gains and losses from foreign currency translation are recorded in (cumulative translation adjustment), a separate component of stockholders' equity.

Accounts receivable

The Company states its accounts receivable at their estimated net realizable value. The allowance for doubtful accounts was $8.6 million at January 1, 1995, and $6.1 million at January 2, 1994.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, plant and equipment

Property, plant and equipment is stated at cost. Depreciation expense is calculated using the straight-line method based upon the following estimated useful lives:

Land improvements                       15 years
Buildings and improvements              15-31 1/2 years
Machinery and equipment                 2-5 years
Leasehold improvements                  terms of leases
Service and spare parts                 3-5 years


Software

Costs related to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to attaining technological feasibility to produce the finished product are generally capitalized. These costs are amortized over the lesser of three years or the estimated product life cycle. (See Note 6.)

Intangible assets

The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Unamortized goodwill costs, included in other assets on the consolidated balance sheets, were $10.5 million at January 1, 1995 and $4.4 million at January 2, 1994. Goodwill is being amortized using the straight-line method over a period of seven years.

Revenue recognition

Revenue from product sales is generally recognized at the time of shipment. Software revenue is recognized at the time of delivery.
Service and product support revenues are recognized over the contractual period or as the services are provided.

Income taxes

The Company provides deferred taxes to recognize temporary differences between financial reporting and tax accounting. Research and development tax credits are accounted for using the flow-through method. The Company's practice is to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate retained earnings only when it is advantageous to do so. Through the end of 1994, there was approximately $176.2 million of unremitted earnings from the Irish manufacturing subsidiary. Additional U.S. taxes resulting from the incremental U.S. tax rate over the Irish tax rate will be provided if these earnings are remitted.

Foreign exchange contracts

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. As of January 1, 1995 and January 2, 1994, the Company had $62.1 million and $59.5 million, respectively, of net foreign exchange contracts outstanding, predominantly in European currencies and Japanese yen. The maturities of foreign exchange contracts generally do not exceed six months. Foreign currency transaction gains and losses, which are included in other income, as well as unrealized gains and losses on forward foreign exchange contracts, are not material to the Company's consolidated financial statements.

Concentration of credit risk

The Company sells its products to customers in diversified industries, primarily in the United States, Europe and the Pacific/Americas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The
Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash principally in deposits with major banks and in money market securities of companies and municipal government entities with strong credit ratings. These companies are from a variety of industries. These securities typically mature within three months of their purchase date and, therefore, are subject to minimal risk. The Company has not experienced losses related to these investments.

Employee stock plans

Proceeds from the sale of common stock issued under the employee stock option and purchase plans are credited to common stock at the par value. The excess of the share price over par value is credited to additional paid-in capital. Income tax benefits arising from employees' premature disposition of purchased shares and exercise of non-qualified stock options are credited to additional paid-in capital.

Net income per share

Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted earnings per share has not been presented as the amount does not differ significantly from primary earnings per share.

2. Acquisitions

In November 1994, the Company acquired all of the outstanding stock of the TCAM Group of companies ("TCAM") for approximately $16.0 million in cash plus additional consideration of up to $33.0 million based upon TCAM's attainment of planned objectives over the next three years. The TCAM Systems Group includes TCAM Systems, Inc. in New York and TCAM Systems (U.K.) Ltd. in London and Edinburgh, Scotland. TCAM provides system integration and customized software solutions to the worldwide securities industry, and offers a broad range of application solutions on PC, client/server, distributed and continuously available computing environments. As part of this acquisition, the Company became aware of a pending action filed against TCAM by Applebee Technologies, Inc. alleging breach of contract, unfair competition and violation of anti-trust laws. Prior to completing the acquisition, the Company diligently investigated the claim and determined that there were strong defenses. The Company believes that the outcome will not materially affect its business.

In December 1994, the Company acquired certain assets of AST/Transact Ltd. of London ("AST") for $2.9 million in cash. AST's primary product acquired by the Company is its UM-20 electronic funds transfer (EFT) and credit card processing software for retail banking. AST develops and markets retail banking application software and professional services to customers in the United Kingdom and continental Europe.

In October 1993, the Company acquired all of the outstanding stock of Shared Financial Systems, Inc. ("Shared") for approximately $14.6 million in cash. Shared develops and markets an extensive line of software and professional services to the financial services, retail and healthcare industries.

In October 1993, the Company acquired substantially all of the assets and certain liabilities of BellSouth Systems Integration, Inc. for approximately $16.8 million in cash. These assets and liabilities were placed into a wholly-owned subsidiary of the Company, known as SoftCom Systems, Inc. ("SSI"). SSI develops and markets communications middleware and related professional services.

In December 1993, the Company acquired all of the outstanding stock of Isis Distributed Systems, Inc. ("Isis") for an aggregate purchase price of approximately $24.0 million, consisting of 410,607 shares of the Company's common stock valued at $12.0 million, $7.5 million in promissory notes, $4.1 million in deferred compensation payments to Isis stock option holders and $0.4 million in cash. Isis develops advanced middleware products involving networked desktop computers and shared systems. As part of this acquisition, the Company became aware of a claim of patent infringement filed against Isis by Teknekron Software Systems, Inc. Prior to completing the acquisition, the Company diligently investigated the claim and determined that there were strong defenses. The Company believes that the outcome will not materially affect its business.

Each of the Company's acquisitions has been accounted for using the purchase method of accounting. The excess cost over the fair value of the net assets is $11.4 million, which is being amortized on a straight-line basis over seven years. In connection with its acquisitions, the Company incurred non-recurring charges of $7.8 million in 1994 and $36.2 million in 1993 for purchased research and development. These amounts were charged to operations because, in management's opinion, technological feasibility for this purchased research and development had not been established.

3. Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities of $196.8 million included within cash and cash equivalents are carried at fair value. Unrealized gains and losses are not material. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

The following is a summary of available-for-sale securities at January 1, 1995:

                                                       estimated
in thousands                                           fair value
-------------------------------------------------------------------------
Time deposits at banks                                    $138,460

Obligations of states and political subdivisions            32,145
Commercial paper                                            26,150
-------------------------------------------------------------------------
Total debt securities                                     $196,755

4. Inventories

Inventories consisted of the following:

in thousands                    1994     1993
-------------------------------------------------------------------------
Finished products             $24,802   $16,854
Work in process                 2,836    10,899
Parts and assemblies           15,599    12,153
-------------------------------------------------------------------------
Total                         $43,237   $39,906


5. Property, plant and equipment

Property, plant and equipment consisted of the following:

in thousands                                 1994     1993
-------------------------------------------------------------------------
Land and improvements                   $    3,241    $   3,241
Buildings                                   31,403       25,498
Machinery and equipment                    220,317      178,706
Leasehold improvements                      24,711       22,948
Service and spare parts                     17,071       13,306
Construction in progress                     3,419        2,594
-------------------------------------------------------------------------
Total                                      300,162      246,293
Less accumulated depreciation              183,360      143,610
-------------------------------------------------------------------------
Total                                     $116,802     $102,683



6. Capitalized software development costs

Unamortized software development costs, included in other assets on the consolidated balance sheets, were $31.2 million and $29.8 million at January 1, 1995 and January 2, 1994, respectively. Amortization expense, along with adjustments to net realizable value, is included in product cost of sales, and amounted to $16.7 million in 1994, $8.8 million in 1993 and $4.7 million in 1992.

7. Income taxes

The components of income (loss) before provisions for income taxes consisted of the following:

in thousands       1994          1993           1992
-------------------------------------------------------------------------
Domestic        $13,010   $   (18,771)    $   37,579
Foreign          64,106        49,423         34,503

Total           $77,116   $    30,652     $   72,082

The provisions (benefits) for income taxes consisted of the following:

in thousands       1994         1993           1992
-------------------------------------------------------------------------
Current

Federal          $6,612    $ 10,620      $   8,350
State             1,216         736          1,148
Foreign           9,666      10,444          5,683
-------------------------------------------------------------------------
Total            17,494      21,800         15,181
-------------------------------------------------------------------------
Deferred
Federal            (759)     (5,235)           456
State              (192)       (312)           124
Foreign            (409)     (2,208)          (624)
-------------------------------------------------------------------------
Total            (1,360)     (7,755)           (44)

Total           $16,134    $ 14,045      $  15,137

The following table reconciles the Federal income tax rate to the tax rate used in the calculation of the provisions for income taxes as reported in the financial statements:

                                        1994    1993    1992
-------------------------------------------------------------------------
Income tax at U.S.
Federal statutory rate                  35.0%   35.0%   34.0%

State income taxes,
net of Federal benefit                   0.9%    0.9%    1.2%

Foreign sales corporation
exempt income                          (0.3%)   (0.5%)  (0.4%)

Loss from foreign subsidiaries          1.6%     3.3%     --

Research and development
credits                                (1.0%)   (9.2%)  (1.9%)

Non-deductible charge in
connection with acquisitions            3.5%    29.1%    --

U.S. Federal statutory rate
greater than foreign rate             (18.9%)  (11.0%) (11.4%)

Other, net                              0.1%    (1.8%)  (0.5%)
-------------------------------------------------------------------------
Effective tax rate                     20.9%    45.8%   21.0%


The Company paid income taxes of $18.4 million in 1994, $10.7 million in 1993 and $10.1 million in 1992.

The earnings from products manufactured and sold by the Company's
Ireland manufacturing subsidiary are subject to a 10% tax rate through December 2010.

Significant components of the Company's deferred tax assets and (liabilities) as of January 1, 1995 and January 2, 1994 were as follows:

in thousands                                      1994        1993
-------------------------------------------------------------------------
Deferred tax assets

Depreciation/amortization                    $   6,453    $  6,240
Inventory/other reserves                        13,427      10,891
Carryforward losses and state tax credits        5,804       4,141
Deferred gain on sale of building                1,151       1,378
Intercompany profit elimination                    826       1,687
Deferred compensation                            1,541       2,028
Other                                            2,810       2,996
-------------------------------------------------------------------------
Total deferred tax assets                       32,012      29,361

Valuation allowance for deferred tax asset      (3,947)     (5,140)
-------------------------------------------------------------------------
Net deferred tax assets                      $  28,065    $ 24,221

The components of the provision for deferred taxes for the year ended January 3, 1993 were as follows:

in thousands                                      1992
-------------------------------------------------------------------------
Net increase in intercompany profits in
foreign inventories                               $397

Foreign currency transactions                   (1,359)

Gain on sale-leaseback of
land and building                                  221
Non-deductible reserves                            815
Depreciation                                    (1,091)
Other, net                                         973
-------------------------------------------------------------------------
Total                                          $   (44)


8. Debt

The Company has a Multicurrency Revolving Credit Agreement providing for up to $50 million in borrowings on a revolving basis through March 1997, at the lower of the bank's base rate (8.5% at January 1, 1995) or the domestic Certificate of Deposit rate plus 0.50 of 1% per annum or at the London Interbank Offered Rate plus 0.375 of 1% per annum. There have never been any borrowings against this Agreement. This Agreement requires the Company to maintain stated minimum fixed charge coverage, debt to net worth and quick ratio levels. At January 1, 1995 and January 2, 1994, the Company was in compliance with these covenants.

In 1993, the Company issued $7.5 million of promissory notes and $4.1 million of deferred compensation obligations in connection with the Isis acquisition. The promissory notes are payable in four annual installments of $1.6 million in each January of 1995, 1996, 1997 and 1998. These notes accrue interest at a floating rate equal to the sum of .00465 plus the applicable federal rate for mid-term obligations. The remaining deferred compensation is payable in annual installments in January of each of the following years: $1.0 million in 1995, $1.0 million in 1996 and $0.8 million in 1997. These payments are not interest bearing and thus have been discounted to net present value using a 6.5% discount rate.

Certain subsidiaries have entered into credit arrangements with local banks, principally in the form of overdraft borrowings, for the purpose of short-term liquidity management. Borrowings under these agreements, whose carrying amounts approximated fair value, were $1.5 million and $1.3 million at January 1, 1995 and January 2, 1994, respectively, with weighted average interest rates of 3.2% in 1994 and 6.0% in 1993.

The Company paid interest of approximately $0.3 million in 1994, $0.5 million in 1993 and $0.9 million in 1992.

9. Stock plans

Employee option plans

The Company maintains two active stock option plans: the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. The 1983 Stock Option Plan provides for the granting of both incentive stock options and non-statutory (non-qualified) stock options. The Plans have a maximum authorized number of shares available for grant of 8,780,200 and limit the number of shares for which options may be granted to any person in any fiscal year to a maximum of 100,000 shares. The option prices for non-qualified grants under each plan are determined by the Compensation and Stock Option Committee of the Board of Directors, subject to a minimum option price of not less than 50% of the fair market value of the stock at the time of grant for options issued under the 1983 Stock Option Plan. The option price for grants intended to qualify as incentive stock options under
Section 422A of the Internal Revenue Code, as amended, shall not be less than 100% of the fair market value of the stock on the date of grant. The terms of exercise of the options are also determined by the Committee. All options granted to date become exercisable in full not later than one year from the date of grant and vest over a five year period from the date of grant.

At January 1, 1995 and January 2, 1994, a combined total of 1,556,025 and 1,417,547 shares, respectively, were available for future grants under both Plans. Substantially all options have been issued at the fair market value of the stock on the date of grant.

Stock option activity was as follows:

                                                                 Option price
                                             Shares per share   Shares per share

Outstanding, December 29, 1991                   3,308,359        $ .75-46.25

Granted                                             85,432        24.00-53.37
Exercised                                         (489,420)         .75-40.00
Canceled                                          (187,134)       14.12-46.25
-----------------------------------------------------------------------------
Outstanding, January 3, 1993                     2,717,237        $1.50-53.37

Granted                                          1,637,083        11.62-35.37
Exercised                                         (519,456)        1.50-38.00
Canceled                                        (1,008,990)       12.44-53.37
-----------------------------------------------------------------------------
Outstanding, January 2, 1994                     2,825,874        $8.75-51.25

Granted                                          1,236,475        18.69-38.25
Exercised                                         (641,881)        8.75-30.75
Canceled                                          (274,953)       15.25-51.25
----------------------------------------------------------------------------
Outstanding, January 1, 1995                     3,145,515        $8.94-46.37
-----------------------------------------------------------------------------
Exercisable, January 1, 1995                     3,145,515        $8.94-46.37


During 1993, the Board of Directors authorized the Company to offer holders of all outstanding, unexercised stock options granted between March 1, 1991 and January 20, 1993 under the Company's stock option plans ("old options") the opportunity to exchange such options for an equal number of options ("new options") under the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. Approximately 651,000 shares were exchanged, with all new options issued at the fair market value ($23.25) of the Company's common stock on the date of the exchange (September 8, 1993). These new options were non-qualified and began a new five year vesting schedule.

Employee purchase plan

Under the Company's Employee Stock Purchase Plan, employees may purchase the Company's common stock, at a price equal to 85% of the fair market value of the stock, as defined. In April 1991, the Board of Directors authorized an increase in the number of shares which may be issued under the Plan from 1,700,000 to 2,700,000. On April 19, 1994, the shareholders approved the amendment adopted by the Board of Directors to extend the Plan to December 31, 2004. Common stock reserved for future grants aggregated 285,347 and 614,619 shares at January 1, 1995 and January 2, 1994, respectively. There were 329,272 shares issued at an average price of $22.76 in 1994, 242,660 shares issued at an average price of $25.91 in 1993 and 237,514 shares at an average price of $32.48 in 1992.

Stockholder rights plan

In December 1990, the Company adopted a Stockholder Rights Plan and declared a distribution of Rights under the Plan to holders of record of common stock on December 20, 1990. The Plan is designed to assure that all Stratus Computer, Inc. stockholders receive fair and equal treatment in the event of any unsolicited attempt to acquire control of the Company. Under the Plan, each share of common stock carries one Right to purchase additional stock at a purchase price of $110.00 subject to adjustment in certain circumstances. The Rights are not exercisable or transferable apart from the common stock until ten days after,
(i) another person or group of persons has acquired, or obtained the right to acquire, at least 20% of the common stock, (ii) notice of a tender or exchange offer that would result in another person or group of persons beneficially owning at least 20% of the outstanding shares of common stock or (iii) determination by the Board of Directors of the Company that a 15% stockholder is an "Adverse Person".

On the occurrence of certain Triggering Events, as described in the Plan, holders of Rights become entitled, upon exercise, to purchase shares of the Company's common stock at a substantial discount. The Rights are redeemable by the Company for $0.01 per Right and expire on December 4, 2000.

Common stock repurchase program

In April 1994, the Board of Directors approved a plan to repurchase up to 1.2 million shares of common stock on the open market. The purpose of this program is to fund the 1983 Stock Option Plan and the Employee Stock Purchase Plan. In fiscal 1994, the Company repurchased 888,200 shares at a cost of approximately $31.4 million under the program.


10. Employee benefit plans

Stratus employee capital accumulation plan (SECAP)
The Company has a benefit plan available to all domestic employees which qualifies as a deferred compensation plan under
Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 2% to 15% of their salary, on a pre-tax basis, subject to certain statutory limitations ($9,240 in 1994). The Company matches up to 100% of the first 3% of pre-tax contributions based on performance criteria established by the Board of Directors. Contributions are invested at the direction of the employee in one or more investment funds. Company contributions to the plan were $3.3 million in 1994, $2.7 million in 1993 and $2.8 million in 1992.

11. Commitments

Lease obligations

The Company leases under operating leases one of three buildings at its headquarters location in Marlboro, MA (the other two were purchased in October 1992), and its manufacturing facility in Marlboro, MA. The leases range from one to seven years and have various renewal options. Leases of branch sales offices, also operating leases, expire at various times through 2001. These leases generally contain renewal options for periods ranging from one to twenty years and require the Company to pay all executory costs.

The following is a schedule of required future minimum lease payments under operating leases at January 1, 1995:

                                     Operating
in thousands                          leases
-------------------------------------------------
1995                                  $15,180
1996                                   12,025
1997                                   10,214
1998                                    7,620
1999                                    5,622
Subsequent years                        3,972
-------------------------------------------------
Total minimum lease payments          $54,633

Total rental expense was $16.3 million in 1994, $17.5 million in 1993 and $20.3 million in 1992.

12. Segment, geographic and customer information

The Company operates in one industry segment: the design, manufacture, marketing and service of continuously available online transaction processing systems and related software.

Geographic information for 1994, 1993 and 1992 was as follows:

in thousands             1994        1993          1992
-------------------------------------------------------------
Revenues

United States         $310,864  $  287,813   $   271,692

Intercompany            27,377      27,673        37,619
-------------------------------------------------------------
Total                  338,241     315,486       309,311

Europe                 178,669     151,017       146,746

Intercompany            89,909      80,563        82,597
-------------------------------------------------------------
Total                  268,578     231,580       229,343

Other international     87,023      74,850        67,828

Eliminations          (117,286)   (108,236)     (120,216)
-------------------------------------------------------------
Total revenues       $ 576,556   $ 513,680   $   486,266

Operating income

United States        $   9,010   $ (24,968)  $    33,768
Europe                  49,760      47,161        33,738

Other international      9,302       1,298           978

Eliminations             1,606       1,925           (63)
-------------------------------------------------------------
Total operating
income               $  69,678   $   25,416  $    68,421

Assets

United States        $ 458,551   $  413,252  $   353,579
Europe                 109,067      100,292      101,945

Other international     38,155       33,575       31,584

Corporate assets
(cash and
  equivalents)         230,010      191,005      134,962

Eliminations          (222,373)    (179,593)    (154,888)
-------------------------------------------------------------
Total assets          $613,410   $  558,531      467,182

Intercompany transactions are accounted for at prices that approximate arm's length transactions. The Company has distribution agreements with various companies, including
IBM. During 1992, product and service revenues from IBM accounted for 13% of net sales.


UNAUDITED QUARTERLY FINANCIAL DATA

in thousands, except per share amounts and stock prices



                                                                   Net income
                                Total      Gross       Net income   (Loss)          Stock Prices
                               revenues   profit         (loss)    per share      High         Low

Fiscal 1994

First quarter                   $135,407  $   71,806    $  11,389   $   0.46       $ 31.75   $ 25.00

Second quarter                   144,379      79,946       17,367       0.71         30.38     23.25

Third quarter                    145,746      81,782       18,807       0.76         38.50     27.75

Fourth quarter                   151,024      88,427       13,419       0.54         38.50     33.75
---------------------------------------------------------------------------------------------------------
Total                           $576,556  $  321,961    $  60,982   $   2.47

Fiscal 1993

First quarter                   $114,648   $   64,797   $   8,820   $   0.37       $ 36.50   $ 29.75

Second quarter                   124,104       71,312      13,498       0.57         41.25     29.62

Third quarter                    126,785       72,116      11,359       0.48         33.12     20.25

Fourth quarter                   148,143       84,586     (17,070)     (0.72)        32.25     24.62
---------------------------------------------------------------------------------------------------------
Total                           $513,680   $  292,811   $  16,607   $   0.70

Fiscal 1992

First quarter                   $110,168   $   64,973   $  11,366   $   0.49    $    54.25   $ 43.00

Second quarter                   117,424       71,667      13,508       0.58         49.50     38.87

Third quarter                    123,811       74,038      14,895       0.63         48.37     40.25

Fourth quarter                   134,863       78,392      17,176       0.73         44.50     29.50
---------------------------------------------------------------------------------------------------------
Total                           $486,266   $  289,070   $  56,945   $   2.43

Fourth quarter 1994 results include a non-recurring charge of $7.8 million to write off purchased research and development acquired in connection with the Company's acquisitions.

Third quarter 1993 results include a non-recurring pre-tax charge of $3.8 million to cover the cost of a 6% workforce reduction.

Fourth quarter 1993 results include a non-recurring charge of $36.2 million to write off purchased research and development acquired in connection with the Company's acquisitions.

Stratus Computer, Inc. Common Stock is traded via the New York Stock Exchange, the Boston Stock Exchange,
the Boston Stock Exchange and the Midwest Stock Exchange under the trading symbol SRA.  No dividends have been declared on the Common Stock.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors

Stratus Computer, Inc.

We have audited the accompanying consolidated balance sheets of Stratus Computer, Inc. as of January 1, 1995 and January 2, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratus Computer, Inc. at January 1, 1995 and January 2, 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1995 in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

Boston, Massachusetts

January 20, 1995


                             STRATUS COMPUTER, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      COVERED BY REPORT OF INDEPENDENT AUDITORS


Item 14(a)                                          Reference
                                                      (page)

                                                 Form       Annual Report
                                                 10-K            to
                                                             Stockholders

Data incorporated by reference to the
attached 1994 Annual Report to
Stockholders:

  Consolidated Balance Sheets at
     January 2, 1994 and
     January 1, 1995                                           21

  For the years ended January 3, 1993,
     January 2, 1994 and
     January 1, 1995:

          Consolidated Statements of
          Income                                               20

          Consolidated Statements of
          Stockholders' Equity                                 22

          Consolidated Statements of
          Cash Flows                                           23

          Notes to Consolidated Financial
          Statements                                           24-31

  Supplementary information for the years ended
     January 2, 1994 and January 1, 1995:

          Quarterly Financial Data (unaudited)                 32

Consolidated schedules for the year ended
January 1, 1995:

  II  -   Valuation and qualifying accounts      F-1



     All other schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

     The financial statements listed in the preceding index which are included in the 1994 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the preceding index, and pages 14 - 19 and 32 noted in items 5 through 7, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.



                             STRATUS COMPUTER, INC.


                                  SCHEDULE II.
                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JANUARY 1, 1995






ACCOUNTS        BALANCE AT                             BALANCE AT
RECEIVABLE     BEGINNING OF                             END OF
ALLOWANCE         PERIOD     ADDITIONS  DEDUCTIONS(1)    PERIOD

FISCAL
YEAR 1992  $    5,791,839     3,026,040    (3,028,877) $5,789,002

FISCAL
YEAR 1993  $    5,789,002    2,372,966     (2,029,129) $6,132,839


FISCAL
YEAR 1994  $    6,132,839     4,547,856    (2,087,061) $8,593,634

(1) Write-offs of uncollectible accounts net of recoveries.




                     INDEX TO EXHIBITS

3.1       - Articles of Organization of Registrant. (1)
3.1 (a)   - Amendments to Articles of Organization. (2) (4)
3.2 (b)   - By-Laws of Registrant, as amended through January 31, 1995, (1)
            filed herewith.
4.11      - Stock Option Plan (January 1983).  (3)
4.11(a)   - Restatement of Employee Stock Option Plan dated January 24, 1992.(9)
4.11(b)   - Amendment to Option Plans da 4ted January 25, 1994. (7).
4.11(c)   - Amendment to Option Plans dated January 31, 1995, filed
            herewith.
4.13      - Employee Stock Purchase Plan.  (3)
4.13(a)   - Amended and Restated Employee Stock Purchase Plan dated
            April 21, 1992. (9)
4.13(b)   - Amendment to Employee Stock Purchase Plan dated January 25, 1994.
            (7)
4.13(c)   - Amendment to Employee Stock Purchase Plan dated January 31, 1995, filed herewith.
4.15      - Non-Qualified Stock Option Plan (November 1984). (3)
4.15(a)   - Restatement of Non-Qualified Common Stock Option Plan
            dated January 28, 1992. (9)
4.17      - Multicurrency Revolving Credit Agreement between
            Registrant and National Westminster Bank PLC. (2)
4.18      - Rights Agreement dated December 4, 1990.  (5)
4.19      - Multicurrency Revolving Credit Agreement between Registrant and
            The First National Bank of Boston, N.A., National Westminster
            Bank PLC, and Banque Nationale de Paris.  (8)
10.6      - Equipment Lease Agreement, dated November 12, 1981, among
            Firstbank Financial Corporation, FFC Boston Leasing Corporation and Registrant. (1)
10.17     - Lease dated March 23, 1989, between Registrant
            and Industrial Development Authority, Ireland,
            Blanchardstown, Ireland. (6)
10.18     - Lease dated January 30, 1990 between Registrant and LePercq
            Corporate Income Fund, L.P. (2)
10.19     - Sublease, dated October 16, 1992, between Registrant and Loral
            Infrared & Imaging Systems, Inc., New York City, New York. (10)
10.21     - Employment Contract for Richard Tarulli, filed herewith.
13.0      - 1994 Annual  Report to Stockholders (which is not deemed to be
            "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).
22.1      - Subsidiaries of the Registrant, filed herewith.
23.0      - Consent of Ernst & Young LLP, filed herewith.

(1)  Incorporated herein by reference to same exhibit number of
     Item 16 to Registration Statement on Form S-1 (No. 2-85169) filed with the Securities and Exchange Commission on July 15, 1983 as amended on August 25, 1983 and August 26, 1983.

(2)  Incorporated herein by reference to same exhibit number of
     Item 14 to Annual Report on Form 10-K filed with the
     Securities and Exchange Commission on March 28, 1990.

(3) Incorporated herein by reference to Items 4 through 13 of Registration Statements on Form S-8 (No. 33-2174,
     No. 33-11864 and No. 33-28742) filed with the Securities and Exchange Commission on December, 16, 1985, February 17, 1987 and May 15, 1989, respectively.

(4)  Incorporated herein by reference to same exhibit number of
     Item 14 to Annual Report on Form 10-K
     filed with the Securities and Exchange Commission on March 31, 1988.

(5) Incorporated herein by reference to Exhibit 1 to Registration Statement on Form 8-A filed with the Securities and Exchange
     Commission on December 6, 1990.

(6)  Incorporated herein by reference to same exhibit number of
     Item 14 to Annual Report on Form 10-K  filed with the
     Securities and Exchange Commission on March 31, 1989.

(7)  Incorporated herein by reference to same exhibit number of
     Item 14 to Annual Report on Form 10-K  filed with the
     Securities and Exchange Commission on March 30, 1994.

(8)  Incorporated herein by reference to same exhibit number of
     Item 14 to Annual Report on Form 10-K  filed with the
     Securities and Exchange Commission on March 28, 1991.

(9) Incorporated herein by reference to Exhibit 28 of Registration Statement on form S-8 (33-67758) filed with the Securities and Exchange Commission on August 23, 1993.

(10) Incorporated herein by reference to same exhibit number of Item 14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1993.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1995.

                                        Stratus Computer, Inc.


                                        BY:
                                        ROBERT E. DONAHUE
                                        --------------------
                                        Robert E. Donahue,
                                        Vice President, Finance
                                        and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                        Title               Date

WILLIAM E. FOSTER             Chief Executive Officer        March, 1995
(William E. Foster)                & Director
                              (Principal Executive Officer)


GARY E. HAROIAN               President & Chief Operating    March, 1995
(Gary E. Haroian)                  Officer, Director
                              (Principal Executive Officer)


ROBERT E. DONAHUE             Vice President, Finance        March, 1995
(Robert E. Donahue)           and Chief Financial Officer
                          (Principal Financial Officer and
                              Principal Accounting Officer)


ARTHUR CARR                   Director                      March, 1995
(Arthur Carr)


ALEXANDER V. D'ARBELOFF       Director                      March, 1995
(Alexander V. d'Arbeloff)


PAUL J. FERRI                 Director                      March, 1995
(Paul J. Ferri)


GARDNER C. HENDRIE            Director                      March, 1995
(Gardner C. Hendrie)


ROBERT M. MORRILL             Director                      March, 1995
(Robert M. Morrill)


CANDY M. OBOURN              Director                       March, 1995
(Candy M. Obourn)