Form 10-Q
period 1995-04-02
STRATUS COMPUTER INC
filed 1995-05-17
CIK 723610

Securities and Exchange Commission

Washington, D.C.  20549

- ------------------------------------------------------------------------------

Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 2, 1995     Commission File
	Number 0-12064


- ------------------------------------------------------------------------------


Stratus Computer, Inc.
(Exact name of registrant as specified in its Charter)


       Massachusetts                             No. 04-2697554
    (State of Incorporation)               (I.R.S. Employer Identification No.)


55 Fairbanks Boulevard, Marlborough, Massachusetts  01752
(Address of principal executive office)  (Zip)


(508)  460-2000
(Telephone number, including area code)


- ------------------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No.

     Number of Common Shares outstanding at the latest practicable date, May 12, 1995: 23,530,716.






STRATUS COMPUTER, INC.

INDEX TO 10-Q



Part I   Financial information

	Consolidated statements of income -
	  three months ended April 2, 1995
	  and April 3, 1994

	Consolidated balance sheets -
	  April 2, 1995 and January 1, 1995


	Consolidated statements of cash flows -
	  three months ended April 2, 1995
	  and April 3, 1994


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

							    Quarter Ended
							----------------------
						    April 2,           April 3,
						      1995              1994
						    --------           --------
Revenues:
	Product sales                               $81,500             $98,521
	Service                                      47,002              36,886
						   --------            --------
Total revenues                                      128,502             135,407

Costs and expenses:
	Product cost of sales                        37,533              44,040
	Service expense                              26,446              19,561
	Research and development expense             20,620              20,756
	Selling, general and administrative
	  expenses                                   38,697              38,239
						   --------            --------
Total costs and expenses                            123,296             122,596
						   --------            --------
Operating income                                      5,206              12,811

Other income                                          2,811               1,250
						   --------            --------
Income before provision for income taxes              8,017              14,061

Provision for income taxes                            1,603               2,672
						   --------            --------
Net income                                           $6,414             $11,389
						   ________            ________
						   --------            --------
Net income per common share                            $.26                $.46
						   --------            --------

Weighted average number of shares of
	common stock and common stock
	equivalents outstanding                      24,341              24,527
						   --------            --------

See accompanying notes.






STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)



					     April 2,                January 1,
ASSETS                                         1995                     1995
- -------------------                          --------                ----------
					    (Unaudited)
Current assets:
	Cash and cash equivalents             $213,922                 $230,010
	Accounts receivable, net               133,610                  140,212
	Inventories:
		Finished products               28,866                   24,802
		Work-in-process                  2,614                    2,836
		Parts and assemblies            13,146                   15,599
					      --------               ----------
						44,626                   43,237

	Other current assets                    25,953                   24,080
					      --------               ----------
			Total current assets   418,111                  437,539




Property, plant and equipment, at cost         310,423                  300,162
Less: accumulated depreciation                 195,228                  183,360
					      --------               ----------
		Net property, plant and
			equipment              115,195                  116,802


Other assets, net                               65,311                   59,069
					      --------               ----------
			Total assets          $598,617                 $613,410
					     =========               ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------

Current liabilities:
	Accounts payable                       $16,691                  $20,020
	Accrued expenses                        41,874                   46,944
	Income taxes payable                    26,344                   27,887
	Short-term borrowings and obligations    4,325                    5,783
	Deferred revenue                        13,315                   12,474
					      --------               ----------
			Total current
			  liabilities          102,549                  113,108

Long-term obligations                            6,096                    7,849
Deferred gain on sale-leaseback of
  land/building                                  2,160                    2,301

Stockholders' equity:
	Common stock, $.01 par value,
	  150,000,000 shares authorized,
	  25,108,108 and 25,017,414 shares
	  issued and outstanding, respectively     251                      250
	Junior common stock, $.01 par value,
	  500,000 shares authorized                  -                        -
	Additional paid-in capital             193,750                  191,971
	Retained earnings                      336,980                  330,566
	Cumulative translation adjustment          469                   (1,233)
					      --------               ----------
					       531,450                  521,554

	Less: shares in treasury, at cost,
	  1,322,000 and 888,200 shares,
	  respectively                         (43,638)                 (31,402)
					       --------              ----------
			Total stockholders'
			  equity               487,812                  490,152
					      --------               ----------
			Total liabilities
			  and stockholders'
			  equity              $598,617                 $613,410
					     =========               ==========

See accompanying notes.




STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)


							  Three Months Ended
							----------------------
							April 2,       April 3,
							  1995           1994
							--------       --------
Cash flows from operating activities:
	Net income                                        $6,414        $11,389

	Adjustment to reconcile net income to net cash provided by operating activities:

		Depreciation and amortization             16,267         12,955
	Add (deduct) changes in working capital:

	Decrease in accounts receivable                    8,081         21,390
	Increase in inventory                               (733)           (62)
	Decrease in accounts payable and accrued
	  liabilities                                    (11,818)        (4,226)
	Decrease in income taxes payable                  (2,158)        (4,070)
	Decrease in other working capital items              (58)          (918)
							 --------       -------
Net cash provided by operating activities                 15,995         36,458

Cash flows from investing activities:

	Acquisition of property, plant and equipment      (9,213)       (11,154)
	Acquisition of businesses                         (2,967)             -
	Acquisition of other long-term assets             (7,314)        (5,299)
							  --------      -------
Net cash used in investing activities                    (19,494)       (16,453)

Cash flows from financing activities:

	Net proceeds and benefits from employee
	  stock plans                                      1,780          1,575
	Purchase of treasury stock                       (12,235)             -
	Reduction of long-term debt and capital
	  lease obligations                               (3,211)        (2,639)
							  --------      -------
Net cash used in financing activities                    (13,666)        (1,064)

Effect of exchange rate changes on cash                    1,077            442
							--------       --------
Net increase in cash and cash equivalents                (16,088)        19,383

Cash and cash equivalents at beginning of year           230,010        191,005
							--------       --------
Cash and cash equivalents at end of period              $213,922       $210,388
						      ==========      =========

See accompanying notes.






STRATUS COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 1995 and April 3, 1994

(Unaudited)
(In thousands)



1. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The information herein should be read in conjunction with the annual report on Form 10-K for the year ended January 1, 1995. It is management's opinion that the accompanying statements reflect all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.

2. Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Fully diluted earnings per share has not been separately presented as the amount does not differ significantly from primary earnings per share.

3. There were no non-cash investing and financing activities for the first three months of 1995 or 1994. The Company made interest payments of $307 and $301 and tax payments of $1,450 and $7,532 in the first three months of 1995 and 1994, respectively.


STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

     Net revenues of $128,502 for the first quarter of 1995 declined 5% from the corresponding period in 1994.

     The Company's total product revenue declined 17% in 1995's first quarter compared to the same 1994 period due mainly to the unfavorable impact of product transition issues.

     The Company's direct product revenue declined 19% from the first quarter of 1994. Domestic direct product revenues declined 17% due mainly to weak sales to the retail, telecommunications and gaming industries. Also, international direct product revenues declined 21% from 1994's first quarter. Within Europe, revenue declines in the United Kingdom and Sweden were somewhat offset by increases in Holland and Germany, resulting in a 27% overall decline. In the Asia/Pacific region, revenues declined 12% from 1994's first quarter, particularly in Hong Kong. Product revenue from indirect channels declined 11% in the 1995 first quarter compared to the same 1994 period. Sales to Olivetti declined 4% in the first quarter of 1995 compared to the same 1994 period, and were 5% and 4% of total product revenue, respectively. Product revenue to other international distributors decreased 45% from the prior year's first quarter, declining from 13% to 9% of total product revenues. Partially offsetting these declines was an increase in sales to NEC of 97% for the first quarter of 1995 when compared to 1994, increasing from 4% to 10% of total product revenue.

     During the quarter, the Company began shipping its new Continuum product line, which exceeded revenue expectations. Such shipments, however, were not sufficient to offset the factors noted above.

     Total service revenue increased 27% in the first quarter of 1995 over the corresponding period in the previous year. This growth was due to the increased professional service, maintenance and education products provided to the expanding customer base. The Company's TCAM subsidiary acquired in the fourth quarter of 1994 was responsible for $3,821, or 10 percentage points of the growth in total service revenue.

Cost of Sales

     The gross margin on product revenue of 54% for the first quarter of 1995 declined one percentage point from the gross margin on product revenue achieved in the corresponding 1994 period. This was due primarily to a shift in product mix to the lower end of the Company's product line, which carries lower margins, during the 1995 period versus 1994, as well as lower gross margins on the new Continuum products.

     The gross margin on service revenue was 44% for the first quarter of 1995. This compares to the 47% service margin realized in the first quarter of 1994. This decline in the service margin percentage was primarily due to the higher proportion of professional services revenue, which earns a lower margin, in the 1995 period versus the same 1994 period.

Other Operating Expenses

     Total operating expenses for the first quarter of 1995 increased 1% over the corresponding 1994 period. As a percentage of net revenues, operating expenses increased to 46% in the first quarter of 1995 from 44% in 1994's first quarter.

     Research and development expense in the first quarter of 1995 decreased
1% from the first quarter of 1994 as the Company continued to manage costs. As a percentage of net revenues, R&D expense increased one percentage point to 16% for the first quarter of 1995 compared to the same 1994 period. Stratus has a commitment to provide both hardware and software products to the critical online computing marketplace. Throughout 1995, the Company will enhance its new Continuum product line by integrating the latest PA-RISC microprocessor technology, and expanding its lower price point products. In addition, the Company is developing a new highly reliable hardware product line, based on its unique Isis software, that will provide guaranteed message delivery in a distributed computing environment. Also, the Company will continue the transition to open systems technology by increasing the functionality of FTX, its UNIX"System V Release 4 operating system, and integrating open architecture standards into its hardware platforms.

     For the first quarter of 1995, selling, general and administrative expenses increased 1% over the same 1994 period as the Company continued to focus on improving efficiencies. Total SG&A expenses were 30% of net revenues for the 1995 first quarter as compared with 28% for the same 1994 period. The Company's strategy in 1995 is to continue to focus the sales organization on strategic markets within vertical industries, as well as continue to improve selling efficiencies and focus on effective cost management.

Other Income

     Other income for the first quarter of 1995 increased $1,561 over the same period in 1994. Interest income continued to increase in connection with the Company's increased cash balance and higher interest rates. Interest expense declined as part of the debt incurred for the acquisition of Isis Distributed Systems, Inc. in the fourth quarter of 1993 was paid.

     The effective tax rate increased to 20% in 1995's first quarter from 19% in 1994's first quarter due to reduced U.S. tax credits and a less favorable mix of foreign tax rates.

Liquidity and Capital Resources

     At April 2, 1995, the Company had cash and cash equivalents of $213,922 which reflects a $16,088 decrease from the balance at the beginning of the year. The continued purchase of treasury stock, reductions of accounts payable and accrued liabilities and debt repayments were primary factors in the declining cash balance. These factors were partially offset by profitable operations and a decline in accounts receivable.

     The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1995.

     At April 2, 1995, the Company had $6,459 in outstanding debt related to the Isis acquisition.

     Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $1,733 at April 2, 1995.

     The ratio of current assets to current liabilities for the Company as of April 2, 1995 was 4.1 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

     The Company plans to invest approximately $95 million in capital improvements and software technologies in 1995.


UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus is a registered trademark of Stratus Computer, Inc.




PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     There are no material legal proceedings, either outstanding or pending, with respect to the Company.


Item 6. Exhibits and reports on Form 8-K

     No reports on Form 8-K have been filed during the first quarter ended April 2, 1995.





SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



					STRATUS COMPUTER, INC.
					(Registrant)





Date      May 17, 1995                  ROBERT E. DONAHUE
- ---------------------                   ---------------------------
					Vice President, Finance and
					  Chief Financial Officer
					  hereunto duly authorized