Form 10-Q/A
period 1995-04-02
STRATUS COMPUTER INC
filed 1995-06-28
CIK 723610

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


     The purpose of this amendment is to attach the Financial Data Schedule.




SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



					STRATUS COMPUTER, INC.
					(Registrant)





Date     June 27, 1995                  ROBERT E. DONAHUE
- ---------------------                   ---------------------------
					Vice President, Finance and
					  Chief Financial Officer
					  hereunto duly authorized