Form 10-Q
period 1995-07-02
STRATUS COMPUTER INC
filed 1995-08-16
CIK 723610

Securities and Exchange Commission

Washington, D.C.  20549

-------------------------------------------------------------------------------


Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 2, 1995      Commission File
	Number 0-12064

-------------------------------------------------------------------------------

Stratus Computer, Inc.
(Exact name of registrant as specified in its Charter)


Massachusetts                                  No. 04-2697554
(State of Incorporation)              (I.R.S. Employer Identification No.)


55 Fairbanks Boulevard, Marlborough, Massachusetts  01752
(Address of principal executive office)  (Zip)


(508)  460-2000
(Telephone number, including area code)

-------------------------------------------------------------------------------

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No____.

	Number of Common Shares outstanding at the latest practicable date, August 7, 1995: 25,356,368.



STRATUS COMPUTER, INC.

INDEX TO 10-Q


Part I   Financial information

Consolidated statements of income - three months and six months ended July 2, 1995 and July 3, 1994

Consolidated balance sheets - July 2, 1995 and January 1, 1995


Consolidated statements of cash flows - six months ended July 2, 1995 and July 3, 1994


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


						  Quarter Ended           Six Months Ended
						July 2,      July 3,    July 2,       July 3,
						1995         1994       1995          1994
						--------    --------    --------     --------
Revenues:
	Product sales                           $90,836    $105,149     $172,336     $203,670
	Service                                  49,481      39,230       96,483       76,116
					       --------     --------    --------     --------
Total revenues                                  140,317     144,379      268,819      279,786

Costs and expenses:
	Product cost of sales                    45,501      43,908       83,034       87,948
	Service expense                          27,053      20,525       53,499       40,086
	Research and development expense         20,173      21,569       40,793       42,325
	Selling, general and administrative
	expenses                                 41,709      38,921       80,406       77,160
					       --------     --------     --------    --------
Total costs and expenses                        134,436     124,923      257,732      247,519

Operating income                                  5,881      19,456       11,087       32,267

Other income                                      1,731       1,984        4,542        3,234
					       --------    --------     --------     --------
Income before provision for income
	taxes                                     7,612      21,440       15,629       35,501

Provision for income taxes                        1,523       4,073        3,126        6,745
					       --------    --------     --------     --------
Net income                                       $6,089     $17,367      $12,503      $28,756
					       ========    ========     ========     ========

Net income per common share                       $.26         $.71         $.52        $1.17
					      ========     ========     ========     ========

Weighted average number of shares of
	common stock and common stock
	equivalents                              23,832      24,540       24,089       24,540
					       ========    ========     ========     ========

					See accompanying notes.

STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

							July 2,       January 1,
	ASSETS                                           1995            1995
-----------------------------------                     --------       --------

	(Unaudited)
Current assets:
	Cash and cash equivalents                       $168,486       $230,010
	Accounts receivable, net                         139,401        140,212
	Inventories:
	  Finished products                               28,794         24,802
	  Work-in-process                                  2,062          2,836
	  Parts and assemblies                            12,496         15,599
							--------       --------
							  43,352         43,237

	Other current assets                              26,922         24,080
							--------       --------
		Total current assets                     378,161        437,539

Property, plant and equipment, at cost                   319,941        300,162
Less: accumulated depreciation                           203,288        183,360
							--------       --------
		Net property, plant and
		equipment                                116,653        116,802

Other assets, net                                         66,605         59,069
							--------       --------
		Total assets                            $561,419       $613,410
							========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
	Accounts payable                                 $18,770        $20,020
	Accrued expenses                                 40,436          46,944
	Income taxes payable                              7,272          27,887
	Short-term borrowings and obligations             2,972           5,783
	Deferred revenue                                 11,373          12,474
						       --------        --------
		Total current liabilities                80,823         113,108

Long-term obligations                                     5,972           7,849
Deferred gain on sale-leaseback of
  land/building                                           2,019           2,301

Stockholders' equity:
	Common stock, $.01 par value, 150,000,000
	 shares authorized, 25,306,911 and
	 25,017,414 shares issued and outstanding,
	 respectively                                       253             250
	Junior common stock, $.01 par value,
	 500,000 shares authorized                            -               -
	Additional paid-in capital                      198,544         191,971
	Retained earnings                               343,069         330,566
	Cumulative translation adjustment                   987          (1,233)
						       --------        --------
							542,853         521,554
	Less: shares in treasury, at cost, 2,191,200
	 and 888,200 shares, respectively               (70,248)        (31,402)
						       --------        --------
		Total stockholders' equity              472,605         490,152
						       --------        --------
		Total liabilities and
		 stockholders' equity                  $561,419        $613,410
						       ========        ========

					See accompanying notes.


STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)
(In thousands)
							     Six Months Ended
							   --------------------
							 July 2,        July 3,
							  1995            1994
							 --------      --------

Cash flows from operating activities:

	Net income                                       $12,503        $28,756

	Adjustment to reconcile net income to net cash provided by operating activities:

		Depreciation and amortization             32,819         24,498
	Add (deduct) changes in working capital:

	(Increase) decrease in accounts receivable        (4,055)        11,730
	Decrease in inventory                                554            270
	Decrease in accounts payable and accrued
	  liabilities                                     (4,949)       (14,190)
	Decrease in income taxes payable                 (21,368)        (7,497)
	Increase (decrease) in other working capital
	  items                                           (3,180)         1,293
							 --------      --------
Net cash provided by operating activities                 12,324         44,860

Cash flows from investing activities:

	Acquisition of property, plant and equipment     (23,437)       (17,971)
	Acquisition of businesses                         (2,967)             0
	Acquisition of other long-term assets            (12,270)        (9,360)
							--------        --------
Net cash used in investing activities                    (38,674)       (27,331)

Cash flows from financing activities:

	Net proceeds and benefits from employee
	  stock plans                                      6,576          6,288
	Purchase of treasury stock                       (38,846)        (4,541)
	Reduction of long-term debt and capital
	  lease obligations                               (4,688)        (2,636)
							 --------       --------
Net cash provided by (used in) financing
	activities                                       (36,958)          (889)

Effect of exchange rate changes on cash                    1,784            521
							--------       --------
Net increase in cash and cash equivalents                (61,524)        17,161

Cash and cash equivalents at beginning of year           230,010        191,005
							--------        --------
Cash and cash equivalents at end of period              $168,486       $208,166
							========       ========


					See accompanying notes.


STRATUS COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 1995 and July 3, 1994

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

3. There were no non-cash investing and financing activities for the first six months of 1995 or 1994. The Company made interest payments of $327 and $557 and tax payments of $23,329 and $15,425 in the first six months of 1995 and 1994, respectively.


STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

	Total revenues of $140,317 for the second quarter of 1995 declined 3% from the corresponding period in 1994. For the first six months of 1995, total revenues were $268,819, a decrease of 4% from the same 1994 period.

	The Company's total product revenue declined 14% for the second quarter and 15% for the first six months of 1995 compared to the same prior year periods due mainly to the unfavorable impact of product transition issues associated with the Company's introduction in the 1995 first fiscal quarter of its new Continuum product line. During the second quarter of 1995, the Company continued to increase shipments of its Continuum product line, meeting revenue expectations for that product line. Such shipments, however, were not sufficient to offset the decline in revenues associated with the XA/R product line. In addition, the Company's product mix shifted significantly toward the lower end of its product line, yet the actual aggregate number of systems shipped during the second quarter and first six months of 1995 increased slightly over the corresponding periods of 1994.

	The Company's direct product revenue decreased 23% for the second quarter and 21% for the first six months of 1995 from the same prior year periods. For the quarter, domestic direct and international direct revenues declined 33% and 1%, respectively. For the first six months, domestic direct and international direct revenues declined 26% and 12%, respectively. The domestic decline was due mainly to lower sales to the telecommunications industry in both time periods primarily due to the end of a major customer rollout in the second quarter of 1994, and lower than anticipated capital spending in other telecommunication channels. In the quarter, direct product revenue in Europe declined 8% from the prior year's second quarter as lower sales in France and Italy were somewhat offset by increased sales in Germany. Asia/Pacific sales during the quarter increased 9% from 1994. Higher revenues in Japan were somewhat offset by lower sales in the Far East and Australia. For the first six months of 1995, direct product revenue in Europe declined 19% from the same 1994 period. Lower sales in the United Kingdom, France, Italy and Sweden were somewhat offset by increased sales in Holland and Germany. Asia/Pacific sales during the first six months of 1995 declined 2% from 1994 as lower revenues in the Far East and Australia were mostly offset by increased sales in Japan.

	Product revenue from indirect channels increased 33% and 9% in the 1995 second quarter and the first six months compared to the same prior year periods. For the quarter, sales to NEC increased 160% compared to the same 1994 period, and were 12% of total product revenue. Product revenue from international distributors increased 28% from the prior year's second quarter. Sales to Olivetti declined 37% compared to the same 1994 period, and were 5% of total product revenue. For the first six months of 1995, sales to NEC increased 129% compared to the same 1994 period, and were 11% of total product revenue.
Product revenue from international distributors decreased 21% from the same prior year period while sales to Olivetti declined 25%.

	Total service revenue increased 26% and 27% in the second quarter and first six months of 1995 over the corresponding periods in the previous year. This growth was due to the increased professional service, maintenance and education products provided to the expanding customer base. The Company's TCAM subsidiary acquired in the fourth quarter of 1994 contributed 9 and 10 percentage points of the growth in total service revenue in the 1995 second quarter and first six months, respectively.


Cost of Sales

	The gross margin on product revenue of 50% and 52% for the second quarter and first six months of 1995 declined eight and five percentage points, respectively, from the gross margin on product revenue achieved in the corresponding 1994 periods. This was the result of a shift in product mix to the lower end of the Company's product line, which carries lower margins, during the 1995 periods versus 1994, as well as higher discount levels on the Company's older product line.

	The gross margin on service revenue was 45% for the second quarter and first six months of 1995. This compares to the 48% and 47% service margins realized in the second quarter and first six months of 1994, respectively. This decrease in the service margin percentage was primarily due to the higher proportion of professional services revenue, which earns a lower margin, in the 1995 periods versus the corresponding 1994 periods.

Other Operating Expenses

	Total operating expenses for the second quarter of 1995 increased 2% over the corresponding 1994 period. As a percentage of net revenues, operating expenses increased by 2 percentage points in the second quarter of 1995 to 44% compared to 1994's second quarter. For the first six months of 1995, total operating expenses grew 1% over the corresponding 1994 period, increasing as a percentage of net revenues from 43% to 45%.

	Research and development expense in the second quarter and first six months of 1995 decreased 6% and 4%, respectively, from the same 1994 periods, as the Company continued to manage costs. As a percentage of total revenues, R&D expense declined one percentage point, to 14%, for the second quarter of 1995 compared to the 1994 second quarter. For the six month period, R&D expense remained at 15% of total revenues. Stratus has a commitment to provide both hardware and software solutions to the critical online computing marketplace. Throughout 1995, the Company will continue to enhance its Continuum product line by integrating the latest PA-RISC microprocessor technology, and expanding its lower price point products. In addition, the Company is developing a new highly reliable hardware product line, based on its unique Isis software, that will provide guaranteed message delivery in a distributed computing environment. Also, the Company will continue the transition to open systems technology by increasing the functionality of FTX, its UNIXrSystem V Release 4 operating system, and integrating open architecture standards into its hardware platforms.

	For the second quarter and first six months of 1995, selling, general and administrative expenses increased 7% and 4%, respectively, over the same 1994 periods. The total amount of the increase for the quarter was attributable to the Company's TCAM acquisition. For the first six months of 1995, the TCAM acquisition contributed $5,748 to the increase in SG&A expenses. This increase was mitigated by savings of $2,502 due to the continued focus on strong cost controls throughout the Company. Total SG&A expenses were 30% of net revenues, up three and two percentage points, for the 1995 second quarter and first six months, respectively, as compared with the same 1994 periods. The Company's strategy in 1995 is to continue to focus the sales organization on strategic markets within vertical industries, as well as continue to improve selling efficiencies and focus on effective cost management.

	As a result of the 1995 second quarter and first six month financial performance, the Company is currently evaluating its economic model and conducting a thorough evaluation of its cost structure, and expects that any plan resulting from this effort will be announced in the latter part of the third quarter of 1995.

Other Income

	Other income for the second quarter and first six months of 1995 decreased $253 and increased $1,308, respectively, compared to the same 1994 periods. Interest income declined in the second quarter and increased in the first six months, compared to the corresponding 1994 periods. Interest expense declined due to the lower amount of outstanding debt in connection with the acquisition of Isis Distributed Systems, Inc. in 1993.

	The effective tax rate increased to 20% in 1995's second quarter and first six months from 19% in 1994's respective periods due to reduced U.S. tax credits and a less favorable mix of foreign tax rates.

Liquidity and Capital Resources

	At July 2, 1995, the Company had cash and cash equivalents of $168,486 which reflects a $61,524 decrease from the balance at the beginning of the year. The continued purchase of treasury stock, expenditures for capital and other long-term assets and tax payments were primary factors in the declining cash balance. These factors were partially offset by profitable operations and capital generated through employee stock plans.

	The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1995.

	At July 2, 1995, the Company had $6,718 in outstanding debt related to the Isis acquisition.

	Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $292 at July 2, 1995.

	The ratio of current assets to current liabilities for the Company as of July 2, 1995 was 4.7 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

	The Company plans to invest approximately $75 million in capital improvements and software technologies in 1995.


UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus is a registered trademark of Stratus Computer, Inc.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	There are no material legal proceedings, either outstanding or pending, with respect to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

	On April, 18, 1995, the Annual Meeting of Stockholders was held and, in addition to the ratification of the selection of Ernst & Young LLP as Independent Public Accountants, Messrs. Paul J. Ferri and Gardner C. Hendrie were elected as Directors of the Company to serve for a three year term. A proposal was approved to amend the 1983 Stock Option Plan and the Non Qualified Common Stock Option Plan. A proposal to amend the Employee Stock Purchase Plan was also approved.

Item 6. Exhibits and reports on Form 8-K

	No reports on Form 8-K have been filed during the second quarter ended July 2, 1995.


SIGNATURES



		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



			STRATUS COMPUTER, INC.
			(Registrant)




Date      August 11, 1995               ROBERT E. DONAHUE
     ----------------------------       --------------------------
					Vice President, Finance and
					Chief Financial Officer
					hereunto duly authorized