Form 10-Q
period 1995-10-01
STRATUS COMPUTER INC
filed 1995-11-15
CIK 723610

Securities and Exchange Commission

Washington, D.C.  20549

-----------------------------------------------------------------------------


Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 1, 1995             Commission File
                                                  Number 0-12064

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

     Number of Common Shares outstanding at the latest practicable date, November 2, 1995: 25,459,231.


STRATUS COMPUTER, INC.

INDEX TO 10-Q


Part I   Financial information

Consolidated statements of income - three months and nine months ended October 1, 1995 and October 2, 1994

Consolidated balance sheets - October 1, 1995 and January 1, 1995

Consolidated statements of cash flows - nine months ended October 1, 1995 and October 2, 1994

Notes to consolidated financial statements

Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II  Other information

Legal Proceedings

Exhibits and reports on Form 8-K

Signatures



PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)


                                      Third Quarter Ended     Nine Months Ended
                                       -----------------      ------------------

                                     October 1, October 2, October 1, October 2,
                                         1995      1994         1995      1994
                                       --------  --------     --------  --------

Revenues:
  Product sales                        $99,509  $105,607      $271,845  $309,277
  Service                               51,234    40,139       147,717   116,255
                                       --------  --------     --------  --------
Total revenues                         150,743   145,746       419,562   425,532

Costs and expenses:
  Product cost of sales                 49,949    43,529       132,983   131,477
  Service expense                       28,837    20,435        82,336    60,521
  Research and development expense      21,928    20,584        62,721    62,909
  Selling, general and administrative
    expenses                            40,503    40,124       120,909   117,284
  Restructuring charge (see note 4)     24,500         -        24,500         -
                                       --------  --------     --------  --------
Total costs and expenses               165,717   124,672       423,449   372,191
                                       --------  --------     --------  --------
Operating income (loss)                (14,974)   21,074        (3,887)   53,341

Other income                             3,389     2,144         7,931     5,378
                                       --------  --------     --------  --------
Income (loss) before provision
  for (benefit from) income taxes      (11,585)   23,218         4,044    58,719

Provision for (benefit from) income
  taxes                                 (2,317)    4,411           809    11,156
                                       --------  --------     --------  --------
Net income (loss)                      ($9,268)  $18,807        $3,235   $47,563
                                       ========  ========     ========  ========

Net income (loss) per common share       ($.40)    $.76         $.14      $1.93
                                       ========  ========     ========  ========

Weighted average number of shares of
  common stock and common stock
  equivalents                           23,066    24,768        23,836    24,610
                                       ========  ========     ========  ========

See accompanying notes.


STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)



                                                    October 1,  January 1,
ASSETS                                                1995        1995
 ------------------------------                     ---------  ---------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $156,042   $230,010
  Accounts receivable, net                           157,523    140,212
  Inventories:
    Finished products                                 31,851     24,802
    Work-in-process                                    2,948      2,836
    Parts and assemblies                              14,908     15,599
                                                    ---------  ---------
                                                      49,707     43,237

  Other current assets                                32,003     24,080
                                                    ---------  ---------
       Total current assets                          395,275    437,539


Property, plant and equipment, at cost               323,414    300,162
Less: accumulated depreciation                       209,123    183,360
                                                    ---------  ---------
       Net property, plant and
         equipment                                   114,291    116,802

Other assets, net                                     67,608     59,069
                                                    ---------  ---------
       Total assets                                 $577,174   $613,410
                                                    =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------

Current liabilities:
  Accounts payable                                   $23,400    $20,020
  Accrued expenses                                    64,682     46,944
  Income taxes payable                                 2,994     27,887
  Short-term borrowings and obligations                4,904      5,783
  Deferred revenue                                    16,691     12,474
                                                    ---------  ---------
       Total current liabilities                     112,671    113,108

Long-term obligations                                  5,943      7,849
Deferred gain on sale-leaseback of land/building       1,878      2,301

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000
    shares authorized, 25,417,204 and
    25,017,414 shares issued and outstanding,
    respectively                                         254        250
  Junior common stock, $.01 par value,
    500,000 shares authorized                              -          -
  Additional paid-in capital                         200,597    191,971
  Retained earnings                                  333,801    330,566
  Cumulative translation adjustment                   (1,952)    (1,233)
                                                    ---------  ---------
                                                     532,700    521,554

  Less: shares in treasury, at cost, 2,400,000
    and 888,200 shares, respectively                 (76,018)   (31,402)
                                                    ---------  ---------
       Total stockholders' equity                    456,682    490,152
                                                    ---------  ---------
       Total liabilities and stockholders' equity   $577,174   $613,410
                                                    =========  =========


See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

                                                     Nine Months Ended
                                                   ----------------------

                                                  October 1,   October 2,
                                                    1995         1994
                                                  ---------    ---------
Cash flows from operating activities:
  Net income                                        $3,235      $47,563

  Adjustment to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                     49,885       38,058
  Restructuring charge (see note 4)                 24,500            -
  Add (deduct) changes in working capital:

  (Increase) decrease in accounts receivable       (15,260)      41,094
  Increase in inventory                             (3,878)      (5,770)
  Decrease in accounts payable and accrued
    liabilities                                     (6,200)      (2,809)
  Decrease in income taxes payable                 (25,553)      (5,092)
  Decrease in other working capital items           (4,221)      (8,777)
                                                  ---------    ---------
Net cash provided by operating activities           22,508      104,267

Cash flows from investing activities:

  Acquisition of property, plant and equipment     (36,230)     (30,280)
  Acquisition of businesses                         (7,641)           -
  Acquisition of other long-term assets            (13,594)      (9,932)
                                                  ---------    ---------
Net cash used in investing activities              (57,465)     (40,212)

Cash flows from financing activities:

  Net proceeds and benefits from employee
    stock plans                                      8,630       12,271
  Purchase of treasury stock                       (44,616)     (21,064)
  Reduction of long-term debt and capital
    lease obligations                               (2,785)      (2,687)
                                                  ---------    ---------
Net cash used in financing activities              (38,771)     (11,480)

Effect of exchange rate changes on cash               (240)         528
                                                  ---------    ---------
Net increase (decrease) in cash and
  cash equivalents                                 (73,968)      53,103

Cash and cash equivalents at beginning of year     230,010      191,005
                                                  ---------    ---------
Cash and cash equivalents at end of period        $156,042     $244,108
                                                  =========    =========

See accompanying notes.



STRATUS COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 1995 and October 2, 1994

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

2. Primary earnings per share is based on the weighted average number of shares of common stock and the effect, when dilutive, of common stock equivalents (stock options) outstanding. Fully diluted earnings per share has not been separately presented as the amount does not differ significantly from primary earnings per share.

3. There were no non-cash investing and financing activities for the first nine months of 1995 or 1994. The Company made interest payments of $356 and $820 and tax payments of $25,850 and $17,811 in the first nine months of 1995 and 1994, respectively.

4. During the third quarter of 1995, the Company, after it had completed an evaluation of its economic model and cost structure, approved a plan to restructure its operations. As a result, in the third quarter, the Company recorded a $24.5 million restructuring charge for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. Of the total charges, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations. Approximately $4.5 million was paid in the third quarter.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

     Total revenues of $150,743 for the third quarter of 1995 increased 3% from the corresponding period in 1994. For the first nine months of 1995, total revenues were $419,562, a decrease of 1% from the same 1994 period.

     The Company's total product revenue declined 6% for the third quarter and 12% for the first nine months of 1995 compared to the same prior year periods, due mainly to the unfavorable impact of product transition issues associated with the Company's introduction in the 1995 first fiscal quarter of its new Continuum product line. During the third quarter of 1995, the Company continued to increase shipments of its Continuum product line, meeting revenue expectations for that product line. Such shipments, however, were not sufficient to offset the decline in revenues associated with the XA/R product line. In addition, the Company's product mix shifted significantly toward the lower end of its product line.

     The Company's direct product revenue decreased 7% for the third quarter and 16% for the first nine months of 1995 from the same prior year periods. For the quarter, domestic direct and international direct revenues declined
6% and 8%, respectively. For the first nine months, domestic direct and international direct revenues declined 21% and 10%, respectively. The domestic decline for the quarter was due mainly to lower sales in the telecommunications industry. For the first nine months, the domestic decline was due to the end of a major customer rollout in the second quarter of 1994, as well as lower than anticipated capital spending in other telecommunication channels. In the quarter, direct product revenue in Europe declined 44% from the prior year's third quarter primarily due to declines in the United Kingdom and France. Asia/Pacific sales during the quarter increased 43% from 1994, due mainly to higher revenues in the Far East and Japan. For the first nine months of 1995, direct product revenue in Europe declined 28% from the same 1994 period. Lower sales in the United Kingdom, France, Italy and Sweden were somewhat offset by increased sales in Belgium, Holland and Germany. Asia/Pacific sales during the first nine months of 1995 increased 17% from 1994 as higher revenues in Japan and the Far East were somewhat offset by lower sales in Australia.

     Product revenue from indirect channels declined 3% in the 1995 third quarter and increased 4% in the first nine months compared to the same prior year periods. For the quarter, sales to NEC increased 20% compared to the same 1994 period, and were 11% of total product revenue. Product revenue from international distributors declined 10% from the prior year's third quarter, and were also 11% of total product revenue. Sales to Olivetti declined 30% compared to the same 1994 period, and were 3% of total product revenue. For the first nine months of 1995, sales to NEC increased 71% compared to the same 1994 period, and were 11% of total product revenue. Product revenue from international distributors decreased 17% from the same prior year period while sales to Olivetti declined 26%.

     Total service revenue increased 28% and 27% in the third quarter and first nine months of 1995 over the corresponding periods in the previous year. This growth was due to the increased professional service, maintenance and education products provided to the expanding customer base. The Company's TCAM subsidiary, acquired in the fourth quarter of 1994, contributed 9 percentage points of the growth in total service revenue in both the 1995 third quarter and first nine months.

Cost of Sales

     The gross margin on product revenue of 50% and 51% for the third quarter and first nine months of 1995 declined nine and six percentage points, respectively, from the gross margin on product revenue achieved in the corresponding 1994 periods. This was the result of increased competitive pressures and a shift in product mix to the lower end of the Company's product line, which carries lower margins, during the 1995 periods versus 1994.

     The gross margin on service revenue was 44% for the third quarter and first nine months of 1995. This compares to the 49% and 48% service margins realized in the third quarter and first nine months of 1994, respectively. This decrease in the service margin percentage was primarily due to a higher proportion of professional services revenue, which yield lower margins.

Other Operating Expenses

     Total operating expenses for the third quarter of 1995, excluding the restructuring charge, increased 3% from the corresponding 1994 period. As a percentage of total revenues, operating expenses decreased by 1 percentage point in the third quarter of 1995 to 41% compared to 1994's third quarter. For the first nine months of 1995, total operating expenses grew 2% over the corresponding 1994 period, increasing as a percentage of total revenues from 42% to 44%.

     During the third quarter of 1995, the Company announced a $24.5 million restructuring charge for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. (See note 4 in the Notes to Consolidated Financial Statements).

     Research and development expense in the third quarter and first nine months of 1995 increased 7% and remained unchanged, respectively, compared to the same 1994 periods. As a percentage of total revenues, R&D expense increased one percentage point, to 15%, for the third quarter of 1995 compared to the 1994 third quarter. For the nine month period, R&D expense remained at 15% of total revenues. Throughout the remainder of 1995 and into 1996, the Company will continue to enhance its Continuum product line by integrating the latest PA-RISC microprocessor technology, and expanding its lower price point products. In addition, the Company continues to invest in the development of a new product line consisting of scalable, open PC servers, specifically designed for distributed, high-availability enterprise computing. In October 1995, these development efforts resulted in the Company's announcement of its RADIO product, which combines fault tolerant software from the Company's
Isis Distributed Systems, Inc. subsidiary with industry-standard hardware, operating system, and networking components. Also, the Company will continue the transition to open systems technology by increasing the functionality of FTX, its UNIX"System V Release 4 operating system, and integrating open architecture standards into its hardware platforms.

     For the third quarter and first nine months of 1995, selling, general and administrative expenses were 27% and 29% of total revenues, respectively. For the third quarter and first nine months of 1995, TCAM contributed $2,142 and $6,984, respectively to SG&A expenses. These incremental expenses were mitigated by savings of $1,763 and $3,359 for the third quarter and first nine months of 1995, due to the continued focus on strong cost controls throughout the Company. The Company's strategy in 1995 and into 1996, is to focus on strategic application opportunities within and across targeted vertical markets, expand distribution and increase efficiency through indirect channels, and continue to focus on effective cost management.

Other Income

     Other income for the third quarter and first nine months of 1995 increased $1,245 and $2,553, respectively, compared to the same 1994 periods. Interest income increased in the third quarter and first nine months of 1995 compared to the corresponding 1994 periods, while interest expense declined due to the lower amount of outstanding debt in connection with the acquisition of Isis Distributed Systems, Inc. in 1993.

     The effective tax rate increased to 20% in 1995's third quarter and first nine months from 19% in 1994's corresponding periods due to reduced U.S. tax credits and a less favorable mix of foreign tax rates.

Liquidity and Capital Resources

     At October 1, 1995, the Company had cash and cash equivalents of $156,042 which reflects a $73,968 decrease from the balance at the beginning of the year. The purchase of treasury stock as well as tax payments were primary factors in the declining cash balance.

     The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1995.

     During the first nine months of 1995, the Company has invested approximately $7.6 million to purchase businesses, primarily FEMCON Associates Inc., and Comercializacion Tea, S.A. DE C.V.

     At October 1, 1995, the Company had $6,938 in outstanding debt related to the Isis acquisition.

     Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $2,159 at October 1, 1995.

     The ratio of current assets to current liabilities for the Company as of October 1, 1995 was 3.5 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

     The Company plans to invest approximately $65 million in capital improvements and software technologies in 1995.

UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus is a registered trademark of Stratus Computer, Inc.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings, either outstanding or pending, with respect to the Company.


Item 6.  Exhibits and reports on Form 8-K

         No reports on Form 8-K have been filed during the third quarter ended October 1, 1995.


SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                       STRATUS COMPUTER, INC.
                                       (Registrant)




Date  November 15, 1995                ROBERT E. DONAHUE
-----------------------                ---------------------------

                                       Vice President, Finance and
                                          Chief Financial Officer
                                          hereunto duly authorized