Form 10-K405
period 1995-12-31
STRATUS COMPUTER INC
filed 1996-04-01
CIK 723610

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For The Year Ended December 31, 1995         Commission File No. 0-12064


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

Title of each class             Name of each exchange on which registered
 Common Stock , $.01 par            NYSE, Boston Stock Exchange,
  value per share                     Midwest Stock Exchange, Pacific Stock
                                      Exchange
 Common Stock Purchase Rights       NYSE, Boston Stock Exchange,
                                      Midwest Stock Exchange, Pacific Stock
                                      Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $692,502,288 based on the last reported sale price of the Common Stock on the NYSE, Boston Stock Exchange, Midwest Stock Exchange, and the Pacific Stock Exchange on March 11, 1996.

Number of shares outstanding of each class of Common Stock as of March 11, 1996: 25,767,527 shares of Common Stock (par $.01).

DOCUMENTS INCORPORATED BY REFERENCE
                                             Part of Form 10-K into
     Document                                which incorporated

     Portions of Annual Report to
     Stockholders for the Year Ended
     December  31, 1995.                       Parts I, II and IV

     Portions of Proxy Statement for
     Annual Meeting of Stockholders
     on April 23, 1996.                        Part III

PART I

Item 1.   Business

     Founded in 1980, Stratus Computer, Inc. ("Stratus" or "the Company") offers to its customers a broad range of continuous availability computer hardware, software and service solutions where computer availability is a critical need. Continuous availability, as compared to the term "high availability," refers to Stratus (r) systems' ability to substantially reduce the two main sources of downtime: 1) downtime due to unexpected system failures, such as hardware or operating system crashes, and 2) downtime associated with shutting down a system for planned maintenance and upgrade procedures. Stratus systems are used primarily for on-line transaction processing (OLTP), communications control, distributed computing and other interactive applications in which system availability, rapid high-volume processing and data integrity are critical. Examples of such applications include securities quotation and trading, stock exchange control, telecommunications network management, intelligent network services, intelligent network middleware, electronic funds transfer, automated teller machine networks, customer relationship marketing, credit authorization, reservation systems, health insurance adjudication, and lottery and gaming systems.

Stratus is organized around three major product areas: a core business of continuously available hardware-based fault-tolerant computer systems; hardware and software products and services that deliver continuous availability in a distributed computing environment; and application software and professional services for targeted vertical markets.


PRODUCTS

Core Business

     Stratus Continuous Processing Systems are used as highly reliable and expandable computer "platforms" on which businesses run critical online business operations. Key Stratus product features which apply to this type of computing and provide a high level of application availability include:
1) a hardware-based fault-tolerant design, which provides uninterrupted operations in the even of hardware component failures; 2) online system administration; 3) remote online service; 4) modular expansion: 5) high-volume transaction processing; 6) systems compatability; 7) support of industry standards; and 8) a productive development environment. Stratus systems link with other systems such as terminals, workstations, shop floor devices and retail terminals for user input and transaction colletion, and with large systems such as mainframes and other superminicomputers for database, planning and other business applications.

     Stratus systems achieve fault tolerance through a proprietary hardware architecture which uses comparative circuitry, duplication of off-the-shelf microprocessors and the proprietary Stratus Virtual Operating System (VOS) or Stratus FTX,(r) the Company's UNIX (r) System V.4-compliant operating system. Stratus' hardware-based fault-tolerant design requires no programming, a competitive advantage over most other fault-tolerant implementations. Stratus' multiprocessor architecture and operating systems are specifically designed to provide the functions and performance required by online transaction processing and other complex communications-based applications that older technologies such as batch processing, timesharing or general minicomputers can not provide. For example, both VOS and FTX distribute the processing workload across multiple microprocessors, allowing the system to handle heavy transaction loads efficiently, and permitting multiple users to access and update data simultaneously. To increase capacity, Stratus users simply add additional processors without rewriting software, a feature which permits economical online expansion.

     From the user's perspective, a Stratus system consists of one or more processing modules in any combination. A module can be regarded as the composite of a cabinet which contains processors, memory, communications subsystems and data storage devices. Any VOS-based processing module from any Stratus product line can be linked to form a multimodule computer system. Up to 32 VOS-based modules -- containing as many as 192 processors or CPUs -- can be connected locally using StrataLINK,(r) a high-speed intermodule communications bus. Using StrataNET,(r) a wide area network, thousands of modules can be networked through standard telecommunications facilities to appear as a single system running thousands of transactions per second. Modules can also be connected to a wide variety of other processors and devices using industry-standard and specialized communications protocols.

     New products announced in 1995 were the most significant in the Company's history. In February 1995, the Continuum (r) family of hardware fault-tolerant computer systems was announced. Using Hewlett-Packard PA-RISC
(r) microprocessors, Continuum systems provide up to four times the price/performance of the previous core product line, the XA/R Series of fault-tolerant systems, and represent the largest increase in price/performance in the Company's history.

     The Continuum family offers high performance, guaranteed availability, and robust open systems. Design innovations include incorporating up to 512MB memory on each CPU board, offloading the bus of memory traffic, dedicated I/O processors and symmetric multiprocessing.

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

     As with all Stratus systems, the Continuum Series is binary compatible among all models and is source code compatible with all prior Stratus models, including the previous XA/R Series based on i860 microprocessors from Intel and the XA2000 Series based on the 680X0 microprocessors from Motorola. Full source code compatibility protects existing software investments by allowing earlier applications to easily run on Continuum with only a recompile.

     The Continuum Series can be ordered with either VOS, the company's original proprietary operating system, or with FTX which incorporates all of the fault tolerance of VOS in Stratus' native implementation of the UNIX System V, Release 4 operating system.

     The VOS operating system provides a sophisticated environment tuned to meet the needs of OLTP applications in critical online computing environments. VOS also supports a large portfolio of industry-specific applications that provide solutions to customers with critical computing needs.

     The FTX operating system provides an industry standard computing environment that complies with SVID (System V Interface Definition) Issue 3, POSIX 1003.1, and X/Open's XPG3 standard. FTX facilitates customers' implementations of heterogeneous networks based on open systems, and provides for the portability of applications from other UNIX systems.

     The Continuum Series also offers existing Stratus customers a migration path forward. Both FTX and VOS on the Continuum Series provide application source code compatibility across system architectures. This benefits customers two ways: by preserving their investments in application software and ensuring a continued growth path for the future. The FTX and VOS operating system environments, available on all Continuum models, give customers access to a wealth of end-user applications and layered software products including database solutions communications, programming languages, development tools, interfaces and transaction monitors for the VOS and FTX operating envirnments.

     The Continuum Series' robust architecture enables the Company to offer the strongest availability guarantee in the industry. In the guarantee, the Company agrees to refund a month's maintenance fees to a customer if that customer experiences even one second of unplanned system downtime. Stratus offers the availability guarantee in addition to the standard Stratus Continuum one-year hardware and 90 day software warranty.

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

     Stratus also has a broad range of products and solutions targeted at the growing markets for open systems. Stratus FTX systems support most networking software products to provide continuously available services to desktop clients and other servers, including TCP/IP and IBM SNA; relational databases, such as Oracle, Sybase and Informix and their client-server toolkits; and software for building distributed transaction processing applications, such as Tuxedo.

     Stratus' previous XA/R system family comprises twelve fully software compatible systems from entry-level models through powerful mainframe-class platforms. The XA/R systems are equipped with RISC microprocessors and deliver more efficient performance than Stratus' previous generation's CISC (complex instruction set computing) microprocessor. The entire XA/R family, consisting of the entry-level Models 5-S, 10-S and 15-S, midrange Models 25-S, 35-S, 45-S and 55-S, and high-end Models 300, 305, 310, 320 and 330, combines RISC technology with advanced cache memory design. In addition, the Models 15-S, 45-S, 55-S, 310, 320 and 330 offer symmetric multiprocessing for higher performance. This feature provides for a tightly coupled architecture in which multiple processor resources are available to any system or application task; system performance is thus improved. All system memory is available to all system processors, providing further system overhead savings.

     The XA/R Models 5-S, 10-S and 15-S are entry-level systems positioned as critical servers for small to medium-sized applications and distributed computing sites. The midrange XA/R Models 25-S, 35-S, 45-S and 55-S are appropriate as critical servers where more expandability and growth are required. The XA/R Series 300 provides the performance, growth path and expandability demanded by large OLTP applications. CPU, memory, communications and disks can be increased online while an application is running, providing dynamic application growth. Specifically, the Models 305, 310 and 320 are upgraded by swapping or adding additional processor boards. From one to eight I/O subsystems may be configured on the XA/R Series 300 to provide a range of communications growth and flexibility. The Series 300 supports a maximum of six RISC processors, 512MB of duplex memory, 230GB of duplex disk capacity and 112 I/O adapters that allow up to 1,744 direct communications lines.

Distributed Computing

     In October 1995, the Company announced a new cluster-based PC superserver product named RADIO(tm), designed to bring Stratus' level of availability to the rapidly growing market for distributed computing. Using the Pentium (r) chip from Intel and running, Microsoft's Windows NT (r) operating system, RADIO combines off-the-shelf technology with software from the Company's ISIS Distributed Systems division (Isis) to provide the highest level of reliability for distributed computing.

     Software products from the Isis division provide the basis for creating distributed applications with reliability, safeguards against failures in clients and servers, system software, networks and application software, and with scalability, the means to add servers across a network to boost application performance and meet growing processing requirements. Isis products include: the Isis Reliable Software Developer's Kit for Windows (r) and Windows NT; Orbix+Isis, a joint development effort between Isis and IONA Technologies of Dublin, Ireland; and Isis for database. These products operate on both Stratus and non-Stratus platforms. Isis has customers worldwide in the finacial service, telecommunications, manufacturing and scientific computing fields.

     RADIO delivers a packaged, expandable PC server cluster with Compute, Storage and high-speed Network Nodes configured with Isis' high availability sofware providing automatic recovery and fail-over for uninterrupted performance. In the event of component failures, application requests can be automatically re-routed to available RADIO Compute nodes permitting uninterrupted processing with transparent failover. Software from Isis is incorporated in the RADIO product to provide customers with a choice of availability levels: basic replicated disk storage and cluster management, high availability or continuously availability.

     All RADIO systems provide data protection as a standard availability enhancement. Customers can also select a high availability mode of operation, which provides fast restart and recovery in the event of failure of a process. For the most critical applications, customers can incorporate Isis technology in the application itself to achieve Active Replication, in which the application runs in two or more locations in the network simultaneously. Active Replication guarantees continuous availability despite the failure of any one process or component.

     RADIO provides an integrated hardware and software platform that addresses scalability and upgradability. Adding or upgrading computing performance or storage is achieved simply by sliding new nodes into the RADIO cabinet while RADIO continues to operate. In addition, individual RADIOs can be joined to form larger RADIO systems to meet the demanding performance requirements.

     All RADIO nodes are self diagnosing, hot pluggable and replaceable by the user. They are monitored by dedicated maintenance facilities that automatically call a Stratus Customer Assistance Center in the event of a failure. Disk partitions can be replicated and automatically resynchronized should a failure occur. The entire system can be uniformly managed with powerful administrative and management capabilities that can be used locally or remotely.

     To implement high availability solutions, users simply add the Isis Availability Manager (IAM). This layered software product enables users to define, monitor and detect failures for recovery action, e.g., existing or off-the-shelf applications can be automatically restarted on any node, or disk partitions can be reallocated from failed storage units. IAM itself is replicated to remove any possibility of loss of such a key capability.

     To implement continuously available solutions, users can choose from a variety of other layered Isis software products depending on their needs. For example, Isis for Database(IDB) facilitates actively replicating industry standard databases and provides load balancing for queries and automatic recovery from failures. For new applications, the Orbix+Isis object-oriented development environment provides a replicated CORBA compliant object request broker allowing applications to be developed that are themselves replicated on multiple RADIO nodes.

Application Software

     Application software and professional services solutions, designed specifically for the Stratus online platforms, are provided through the company's wholly owned subsidiaries, S2 Systems, Inc. (S2) and the TCAM Group of companies (TCAM), as well as through select third parties such as software houses, systems integrators and value-added resellers.

     S2 is a leading provider of business applications, advanced data communications, middleware, and consulting and support services for businesses in the financial services, banking, and brokerage, retail, healthcare, insurance, and travel and transportation industries. Products include
ON/2 (tm) for banking solutions, the Customer Relationship Marketing suite for retail solutions and HealthLine for medical claims processing. S2 also specializes in high-performance communications and connectivity solutions with its Network Express product, providing businesses from virtually any industry a flexible gateway for their legacy systems -- central systems housing vital business data -- to connect with a wide array of remote systems and terminals.

     TCAM is a leading provider of application software and services to the worldwide securities industry. TCAM offers a broad range of application solutions, including its NuColt product for securities trading solutions, in PC, client/server, distributed and continuous availability computing environments using both open and proprietary operating systems on a broad range of hardware platforms.

     Stratus, the Stratus logo, Continuum, FTX, StrataLINK, and StrataNET are registered trademarks, and XA/R and RADIO are trademarks of Stratus Computer, Inc. All other trademarks are the property of their respective owners.


MARKETING, SALES AND SERVICE

Markets

     Stratus products -- hardware, software and related maintenance and consulting services -- are used primarily in industries such as telecommunications, banking and financial services, brokerage, retail, healthcare, gaming and entertainment, information services, insurance and government. A headquarters staff of marketing professionals is employed with responsibility for direction of the field sales force, marketing strategy, technical support, advertising and public relations, customer and field training, competitive analysis and product planning.

Sales Channels

     Stratus sells its products and services to end users directly through its sales organization in the United States, Mexico, Canada, Western Europe, the Far East, Japan, Australia and New Zealand, and indirectly through or in conjunction with its system integrators, VARs, application software houses and distributors. The Company's distributors are located in Central and South America, Central and Eastern Europe, the Middle East, Africa and the Far East. The Company also sells through certain general purpose OEMs such as Olivetti Systems & Networks S.R.L. (Olivetti) and NEC Corporation.

     For information on sales by geographic segment, see Note 13 in Notes to Consolidated Financial Statements included as part of the 1995 Annual Report to Stockholders, which Note is incorporated herein by reference.

     Olivetti has rights to distribute selected Stratus products on a non-exclusive basis in Italy and the rest of the world. NEC has non-exclusive rights to sell Stratus' UNIX-based, fault-tolerant systems worldwide. Targeting the telecommunications market, NEC uses Stratus systems in a variety of applications, including integration with various NEC telecommunications solutions.

Competition

     The Company faces intense competition from a growing number of firms who offer a wide spectrum of business-class servers and employ a variety of techniques aimed at maintaining system and data availability. Most of these companies offer their solutions to the same markets targeted by Stratus.
While the Company's primary competitors are Tandem Computers, Inc., Hewlett-Packard Company, IBM, Sun Microsystems, Inc., and Digital
Equipment Corporation, the Company expects to encounter additional competition in the future from vendors who integrate hardware and software products from such providers as Intel Corp. and Microsoft. Companies that fall into this category include Compaq Computer Corp. and Sequent Computer Systems, Inc. While its primary competitors are substantially larger and have significantly more resources, the Company believes that its singular focus on critical on-line business applications, its expertise in continuous availability, transaction processing, distributed computing, automated service and specialized application solutions provide unique advantages compared with those of its competitors. The Company also believes it competes successfully on the basis of product capabilities, price and life cycle costs, ease of programming and its third party marketing programs.

BACKLOG

     Part of the Company's manufacturing and distribution strategy is to minimize the elapsed time between receipt of customer purchase orders and delivery of equipment. The final completion of the Company's manufactured products is usually accomplished with standard parts and without the need for additional engineering, generally permitting shipment of products within 30 to 60 days from receipt of order. Throughout the Company's history a very substantial portion of quarterly shipments tend to be made in the last month of each quarter, and any backlog is generally filled within weeks of the beginning of the next quarter. For these reasons, the amount of backlog is not important to an understanding of the Company's business.


RAW MATERIALS AND SUBCONTRACT LABOR

     Stratus purchases substantially all of its parts and peripheral devices from other manufacturers. The majority of printed circuit boards are now purchased from board subcontractors in the United States and Europe who manufacture in accordance with production standards and quality controls established by Stratus. Presently, the Company believes it has adequate supplies and commitments from vendors to satisfy 1996 forecasted requirements; no delays in product shipments are expected. Most peripheral devices, assemblies and parts are available from a number of different suppliers, but certain integrated circuits, printed circuit boards, plastic parts, and disk and tape drives are purchased from single sources of supply. During 1995, the industry experienced occasional shortages in the availability of memory devices due to a further tightening of the supply of these materials.
Although this increased the Company's costs for these devices it did not impair its ability to meet the demands of production. The Company has not experienced any significant difficulties in obtaining supplies of integrated circuits, peripherals, assemblies or parts, but shortages, if any, could result in production delays that may adversely affect its business.


PRODUCT DEVELOPMENT

     Hardware and software development expenditures are expected to remain in line with the general trend of product gross margin dollars over the next several years. The Company's total research and development expenditures, which include certain capitalized software development costs, were $96,200,000 in 1993 and $95,322,000 in 1994 and $94,227,000 in 1995. The major development efforts are the next generation hardware fault-tolerant architecture using Hewlett Packard's PA-RISC microprocessor and the RADIO PC cluster for distributed computing envirnments using Intel's Pentium microprocessor.

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


EMPLOYEES

     As of December 31, 1995, the Company employed 2,441 persons.


Item 2.   Properties

     The Company currently occupies three buildings on a 112 acre site at its corporate headquarters location in Marlborough, Massachusetts. Two of the three buildings and the underlying land (approximately 27 acres) plus a 62 acre adjoining parcel are owned, while the third building is leased under an operating lease. The aggregate amount of office, engineering, manufacturing and customer service space that is owned is approximately 300,749 square feet.

     A manufacturing facility, also located in Marlborough, Massachusetts, and first occupied in 1993 was vacated in February 1996, and all rights and obligations under the sublease were transferred to a third party.

     Information relating to the above facilities is set forth in the following table.


                                                  Owned/
                                        Floor     Leased
                                        Space   (Expiration
Plant Location        Use             (Sq. Ft.)    Date)         Renewals
- --------------  ---------------       --------- ------------     ---------

Marlborough,    Office, research and  202,087   Lease - 2000     2 successive
MA              development                                      periods of
                                                                 10 years each.

Marlborough,   Office, engineering    198,341   Own
MA             and customer service

Marlborough,   Office, manufacturing  102,408   Own
MA             and engineering

Dublin,        Office and
Ireland        manufacturing          110,000   Own



     The Company's fiscal year 1995 annual rent for the leased facilities was approximately $2,983,000 plus real estate taxes and other occupancy expenses.

     The Company also leases additional space at 33 locations in the United States, 1 location in Canada, 11 locations in Europe, 7 locations in the Far East, 1 location in Japan, 2 locations in Australia , 1 location in New Zealand, 1 location in Mexico for sales, customer service and education and also leases warehouse space at 2 locations in the United States and 1 location in Italy at an aggregate annual rent of approximately $12,246,000 for fiscal year 1995.



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

PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     The approximate number of holders of record of the Company's common stock at March 11, 1996 was 1,435. Additional information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 30 of the 1995 Annual Report to Stockholders.


Item 6.   Selected Financial Data

     The information required by this item is incorporated herein by reference to the "Financial History" appearing on pages 10-11 of the 1995 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12-15 of the 1995 Annual Report to Stockholders.


Item 8.   Financial Statements and Supplementary Data

     The financial statements listed in the "Index to Consolidated Financial Statements" filed as part of the Annual Report, together with the report of Ernst & Young LLP dated January 20, 1996, are incorporated herein by reference to the "Financial Statements and Supplementary Data" contained in pages 16-31 of the 1995 Annual Report to Stockholders.


Item 9.   Disagreements on Accounting and Financial Disclosure

     None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

A.   Directors of the Company:

     The information required by this item is incorporated herein by reference to the "Election of Directors" appearing on pages 2 -3 of the Proxy Statement for Annual Meeting of Stockholders on April 23, 1996.

B.   The executive officers of the Company are as follows:

          Name                Age                 Position

     William E. Foster        51       Chairman

     Gary E. Haroian          44       President and Chief Executive Officer

     Robert E. Donahue        47       Vice President, Finance and
                                       Administration, Chief Financial Officer
                                       and Treasurer

     Stephen C. Kiely         50       Vice President, Continuum Products

     J. Donald Oldham         54       Vice President, Worldwide Sales

     David M. Weishaar        44       Vice President, Worldwide Operations
                                       and Chief Quality Officer

     John F. Young            53       Vice President, Human Resources

     Eileen Casal             37       Vice President, General Counsel

     David P. Gamache         38       Vice President, Corporate Controller

     Mr. Foster, a founder of the Company, was, from February 1980, to January 1996, Chairman and Chief Executive Officer of the Company. From 1980 until November 1993, Mr. Foster also served as President of the Company. Since January 1996, he has been Chairman of the Company.

     Mr. Haroian joined the Company in 1983 as Corporate Controller and was elected Vice President, Finance and Administration and Treasurer in May 1985. In April 1988, he was elected Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer. He served as Vice President and General Manager, Corporate Operations from October 1990 to December 1991. Mr. Haroian served as Senior Vice President and General Manager, Corporate Operations during 1992. From January 1993 to November 1993, he served as Executive Vice President and General Manager, Corporate Operations. Mr. Haroian has served as President and Chief Operating Officer since his election in November 1993. Since January 1996, he has been President and Chief Executive Officer of the Company.

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

     Mr. Young joined the Company in 1985 as Director, Human Resources. He was elected Vice President, Human Resources in October 1990.

     Ms. Casal joined the Company in September of 1986 as Corporate Staff Attorney. From October 1990 to October 1995, she served as Division Counsel for the Company's International Division. In October 1995 she served as Associate General Counsel and in February 1996 she was elected Vice President, General Counsel.

     Mr. Gamache joined the Company in June of 1983. Since that time he has served in several corporate and operational finance positions including General Accounting Manager, International Sales Controller, Director, Finance and Administration - International Division and Director, Finance and Administration - Worldwide Sales. In October of 1995 he was elected Vice President, Corporate Controller.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the "Executive Compensation" appearing on pages 5 - 8 of the Proxy Statement for Annual Meeting of Stockholders on April 23, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the tables on pages 1 and 5 of the Proxy Statement for Annual Meeting of Stockholders on April 23, 1996.

Item 13.  Certain Relationships and Related Transactions

     None.

PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)       1.   Financial Statements:

               The financial statements are listed in the Index to Consolidated Financial Statements filed as part of this Annual Report.

          2.   Schedule:

               The schedule listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report.

          3.   Exhibits:

               The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

(b)       Reports on Form 8-K

          None.



FINANCIAL HISTORY

In thousands except per share and employee amounts, unaudited

                                1995(1)    1994(2)    1993(2)    1992      1991      1990     1989     1988     1987     1986
- ---------------------------------------------------------------------------------------------------------------------------------
Summary of operations
- ---------------------------------------------------------------------------------------------------------------------------------
Revenues                        $587,922   $576,556   $513,680   $486,266  $448,632  $403,850 $341,327 $265,314 $184,150 $124,559
- ---------------------------------------------------------------------------------------------------------------------------------
Product revenue percent              65%        72%        77%        79%       82%       84%      85%      88%      89%      90%

Service revenue percent              35%        28%        23%        21%       18%       16%      15%      12%      11%      10%

Gross profit margin              284,732    321,961    292,811    289,070   267,312   237,995  207,613  160,787  117,281   81,844

Gross profit margin
percent to sales                   48.4%      55.8%      57.0%      59.4%     59.6%     58.9%    60.8%    60.6%    63.7%    65.7%

Operating expenses               272,664(1) 252,283(2) 267,395(2) 220,649   205,241   186,913  153,920  115,671   86,494   59,658

Operating expenses
percent to sales                     46%        44%        52%        45%       46%       46%      45%      44%      47%      48%

Operating income                  12,068     69,678     25,416     68,421    62,071    51,082   53,693   45,116   30,787   22,186

Operating income
percent to sales                      2%        12%         5%        14%       14%       13%      16%      17%      17%      18%
- ---------------------------------------------------------------------------------------------------------------------------------
Net income                       $17,338    $60,982    $16,607    $56,945   $49,705   $36,987  $35,393  $29,344  $19,395  $13,519
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flow data

Net cash provided by
operating activities             $48,090   $140,621   $121,919    $97,445   $81,127   $36,102  $21,622  $12,696  $15,197   $1,780

Acquisition of property,
plant and equipment               54,734     53,858     33,668     60,759    31,478    27,395   36,963   17,807    9,801   10,781

Depreciation of property,
plant and equipment               42,864     40,395     35,111     31,778    28,910    19,893   16,889   10,547    8,056    5,463

Share Data

Average shares and equivalents
outstanding                       23,757     24,649     23,769     23,457    22,419    20,894   20,712   20,257   19,974   19,391

Net income per share               $0.73      $2.47      $0.70      $2.43     $2.22     $1.77    $1.71    $1.45    $0.97    $0.70

Common stock price
 High                             $39.62     $38.50     $41.25     $54.25    $50.62    $29.00   $35.25   $31.50   $40.50   $26.00
 Low                              $23.37     $23.25     $20.25     $29.50    $20.75    $14.62   $19.25   $19.50   $15.25   $17.25

Book value per share              $20.49     $20.31     $18.13     $17.03    $14.18    $11.15    $9.12    $7.08    $5.34    $4.05

Year end position

Total assets                    $607,809   $613,410   $558,531   $467,182  $397,081  $327,574 $274,098 $199,787 $145,429 $107,162

Working capital                  292,993    324,431    299,293    277,600   237,977   170,306  136,257  101,273   77,389   57,279

Long-term debt and obligations
under capital leases               5,330      7,849     10,879        523     2,552    14,267   29,402   10,170    6,157    5,685

Stockholders equity              478,391    490,152    435,960    389,663   314,026   230,281  183,972  138,985  102,360   75,698

Return on average
stockholders equity                   4%        13%         4%        16%       18%       18%      22%      24%      22%      20%

Employees                          2,441      2,878      2,610      2,622     2,492     2,381    2,147    1,711    1,224    1,069
- ---------------------------------------------------------------------------------------------------------------------------------


<FN1> Operating expenses in 1995 included a charge of $24,500 to cover the cost of reducing the Company's cost structure.

<FN2> Operating expenses in 1994 and 1993 included charges of $7,800 and $36,230, respectively, to write off purchased research and development acquired in connection with the Company's acquisitions.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the percentage relationships of income and expense items included in the Consolidated Statements of Income for the three years ended December 31, 1995 and the percentage changes in those items when compared to the preceding year.

                            Percentage of       Percentage increase
                            total revenues           (decrease)
                          1995  1994   1993    1995   1994   1993

- -----------------------------------------------------------------
Product sales              65%   72%    77%    (8%)     6%     2%
Service revenue            35%   28%    23%     27%    34%    20%
- -----------------------------------------------------------------
Total revenues            100%  100%   100%      2%    12%     6%
- -----------------------------------------------------------------

Product cost of sales      32%   29%    30%     11%     9%    13%
Service expense            20%   15%    13%     36%    30%    10%
Research & development
 expense                   14%   15%    16%    (1%)     5%     2%
Selling, general
 & administrative expenses 28%   28%    29%      3%     6%     6%
Restructuring charge        4%     -      -     N/A      -      -
Charge for purchased
 research & development      -    1%     7%     N/A  (78%)    N/A
Total costs and expenses   98%   88%    95%     14%     4%    17%
- -----------------------------------------------------------------

Operating income            2%   12%     5%   (83%)   174%  (63%)
Other income, including
 interest income
 and interest expense       2%    1%     1%     29%   42%     43%
- -----------------------------------------------------------------

Income before provision
 for income taxes           4%   13%     6%   (72%)   152%  (57%)
Provision for income taxes  1%    2%     3%   (73%)    15%   (7%)
- -----------------------------------------------------------------

Net income                  3%   11%    3%    (72%)   267%  (71%)
- -----------------------------------------------------------------


OVERVIEW
Stratus' business objective is to be the leading supplier of comprehensive hardware, software and service solutions where computer availability is a critical need. New products announced in 1995 were the most significant in the Company's history. In February 1995, the Continuum family of hardware fault-tolerant computer systems was announced. Using Hewlett-Packard PA-RISC microprocessors, Continuum provides three to four times the price/performance of the previous core product line, and represents the largest increase in price/performance in the Company's history. By the fourth quarter of 1995, Continuum volume had grown to half the Company's hardware system revenue.

In October, the Company announced a totally new hardware architecture named RADIO, designed to bring Stratus level of availability to the rapidly growing market for distributed computing. Using the Pentium chip from Intel and running standard operating systems, Windows NT and Unixware, RADIO combines off-the-shelf technology with the Company's Isis software to provide the highest level of reliability for distributed computing.

During 1995, the Company continued to strengthen the application software product offerings at its S2 and TCAM subsidiaries. As part of the Company's strategy of providing complete solutions to targeted vertical markets, leading edge application suites provided by these subsidiaries supported much of the Company's hardware revenues in 1995. Major application products include
ON/2 for banking solutions, the Customer Relationship Marketing Suite for retail solutions, HealthLine for medical claims processing and NuColt for securities trading solutions.

The Company's Isis division announced several new software products for the high-growth distributed computing market in 1995, including the Isis Reliable Software Developer's Kit for Windows and Window NT; Orbix+Isis, a joint development between Isis and IONA Technologies and Isis for Database. Isis products provide reliability solutions for distributed computing environments, and operate on both Stratus and non-Stratus platforms.

The Company remains focused on computer availability, and intends to leverage the technology advances of other companies such as Hewlett-Packard and Intel to reduce costs and time to market for new generations of products. The Company also plans to extend and strengthen the low end of the product line to compete in broader markets at lower price points.

OPERATING RESULTS
The Company's 1995 net income of $17.3 million, or $0.73 per share, decreased $43.6 million, or 72%, from 1994 net income of $61.0 million, or $2.47 per share. Net income in 1994 had increased $44.4 million, or 267%, from 1993 net income of $16.6 million, or $0.70 per share.

Operating income for 1995 included a $24.5 million, or $0.83 per share, non-recurring restructuring charge. Included in 1994 and 1993 results were non-recurring charges of $7.8 million and $36.2 million, or $0.32 and $1.52 per share, respectively, to write off purchased research and development acquired in connection with the Company's acquisitions. Excluding these non-recurring charges, 1995 net income would have been $36.9 million or $1.55 per share, 1994 net income would have been $68.8 million, or $2.79 per share and 1993 net income would have been $52.8 million or $2.22 per share.

REVENUES
Total 1995 revenues increased $11.4 million to $587.9 million, 2% higher than 1994. This compares with an increase of $62.9 million, or 12%, from 1993 to 1994 and an increase of $27.4 million, or 6%, from 1992 to 1993. The increase in 1995 was primarily due to increased software license and professional services revenues from the 1993 and 1994 acquisitions, as well as a 19% increase in the Company's hardware professional services and maintenance revenues.

The following table details the percentage of product sales for each of the Company's distribution channels:

                                            PERCENT OF TOTAL
                                     1995        1994        1993
- -----------------------------------------------------------------
Domestic direct                        44          46          50
International direct                   33          35          31
IBM                                     0           0           5
Olivetti                                4           4           2
NEC                                    11           6           4
Distributors                            8           9           8
- -----------------------------------------------------------------
Total                                 100         100         100
- -----------------------------------------------------------------


The Company's product sales decreased 8% in 1995 compared with 1994. This compares to 6% growth in 1994 and 2% growth in 1993. On a quarterly basis in 1995, comparisons of product sales to the same quarter in the prior year were as follows: quarter one decreased 17%, quarter two decreased 14%, quarter three decreased 6% and quarter four grew by 5%. In 1995, international direct product sales declined 12% from 1994, following an increase of 12% in 1994 and a decline of 4% in 1993. International direct sales in 1995 were strong in Australia, Holland and Belgium with year over year growth of 33%, 36% and 123%, respectively, including the effects of foreign exchange. This growth was more than offset by declines in the United Kingdom, France and Sweden.
The Company's 1995 direct product sales in the U.S. declined 12% from 1994 following a decline of 2% and growth of 22% in 1994 and 1993, respectively. The decline in the U.S. in 1995 was due mainly to lower sales to the telecommunications industry, primarily due to the end of a major customer rollout in 1994 and lower than anticipated capital spending in other telecommunication channels. Non-telecommunications product revenues in the U.S. increased 9% from 1994. Revenue from the Company's indirect channels grew by 9% in 1995 compared to 1994. Distributor sales decreased 22%, while revenues from NEC and Olivetti increased 70% and decreased 3%, respectively, compared to 1994.

The Company's service revenues grew 27% in 1995 compared with 1994. This compares to growth of 34% in 1994 and 20% in 1993. The growth in 1995 consisted of a significant increase in hardware professional services revenue primarily related to several large integration contracts, an 8% increase in hardware maintenance revenues related to an increase in the number of installed systems and a 73% increase in professional services and maintenance revenues from the Company's software businesses.

COST OF GOODS SOLD
Product sales generated a gross margin of 51% in 1995 compared with 59% in 1994 and 60% in 1993. The eight point decline in product gross margin in 1995 was primarily the result of increased competitive pressure, an aggressively priced Continuum product line that delivers substantial price/performance improvement and a significant migration to the low end of the Company's product line. Management believes that the downward pressure on product margins will continue, but at a much slower pace.

Service gross margin was 44%, 47% and 46% of service revenues in 1995, 1994 and 1993, respectively. The decrease from 1994 to 1995 was due to a shift in the mix of service revenues, with a higher percentage generated from professional services versus maintenance contracts. In addition, new service warranties provided with the new Continuum product offerings slowed revenue growth and added pressure on the service gross margin.

RESEARCH AND DEVELOPMENT
Stratus' investment in research and development of $83.8 million in 1995 decreased slightly from 1994, compared with an increase of $3.8 million, or 5%, in 1994. As a percentage of total revenues, R&D expenses were 14% in 1995, 15% in 1994 and 16% in 1993. These investments reflect the Company's long-standing commitment to provide leading edge hardware and software products to the online computing marketplace, particularly in support of critical applications. The Company leverages base hardware and software technologies supplied by partners, with development activities primarily focused on technologies which enhance system availability in a transparent fashion.

In 1995, the Company's research and development efforts were directed towards its new Continuum and RADIO product families, as well as to ongoing investments in industry-targeted application software from its S2 subsidiary. Continuum is the latest generation of Stratus' traditional hardware-based fault tolerance architecture, leveraged by the successful incorporation of Hewlett-Packard's industry leading PA-RISC microprocessor technology. The first models of the Continuum family were announced early in 1995, and by year end accounted for approximately half the revenues from new system shipments. Ongoing development investments will further leverage the PA-RISC strategy, by producing Continuum models that offer lower price points, increased performance and improved price/performance across the line.

Stratus announced the first models of its RADIO family late in 1995. Like Continuum, RADIO combines the Company's expertise in highly available computing with base technologies provided by best-of-breed partners - in this case Intel for microprocessors, and Microsoft and Santa Cruz Operation, Inc.
(SCO) for operating systems. RADIO uses distributed computing software technology developed by StratusO Isis division to achieve system availability, rather than the hardware fault tolerance approach used in Continuum. The two approaches are highly complementary; the combination broadens the market reach of the Company's product offerings significantly.

Management believes that ongoing expenditures in R&D, focused on core competencies and leveraged by effective partnerships, are vital to future growth. The Company expects to continue to invest in these technologies in the normal course of its business cycle, to bring competitive products to market, and to realize the benefits of purchased research and development.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased $4.1 million, or 3%, in 1995 to $164.3 million, compared with an increase of $9.5 million, or 6%, in 1994. As a percentage of total revenues, SG&A expenses were 28% in both 1995 and 1994, down slightly from 29% in 1993. The 1995 increase was primarily related to an expansion of the distribution organizations in the Company's software businesses.

RESTRUCTURING
During the third quarter of 1995, after completing an evaluation of the Company's economic model and cost structure, management approved a plan to restructure its operations. As a result, a $24.5 million restructuring charge was recorded for the reduction of the worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. The action was taken to re-size the expense structure of the Company as a result of a significant decline in gross margins and place expense levels in line with the new economic model. Of the total charge, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations.

OTHER INCOME
Interest income increased in 1995 primarily due to higher interest rates on securities held by the Company. Interest expense was virtually unchanged from 1994 and relates primarily to payment terms of the 1993 acquisition of Isis Distributed Systems, Inc. Through the use of forward foreign exchange contracts, the Company substantially negates the effects of foreign currency fluctuations on foreign currency denominated intercompany receivables and payables. The cost of hedging the Company's currency exposures is included in other income.

INCOME TAXES
The Company's effective tax rate was 20.0% in 1995, 20.9% in 1994 and 45.8% in 1993. The 1993 rate was higher than in the two most recent years due to the non-deductibility of a significant amount of purchased research and development write-offs related to acquisitions.

The Company has recorded a net deferred tax asset at December 31, 1995. Although realization is not assured, based on the Company's history of profitability and expectation of future taxable income, management believes it is more likely than not that the deferred tax asset will be realized.

FINANCIAL CONDITION AND LIQUIDITY
The Company had cash and marketable securities of $155.1 million at the end of 1995. Corresponding balances were $230.0 million and $191.0 million at the end of 1994 and 1993, respectively. Total assets at year end decreased to $607.8 million, compared with $613.4 million in 1994. Stockholders' equity decreased to $478.4 million in 1995 from $490.2 million in 1994.

Cash generated from operating activities was $48.1 million in 1995 compared to $140.6 million in 1994 and $121.9 million in 1993. The decrease in cash generated from operating activities in 1995 compared to 1994 is attributable to lower profits in 1995, coupled with increases in accounts receivable and inventories required for new product releases as well as a decrease in taxes payable.

In 1995, the Company used net cash of $13.7 million on the acquisition of businesses as compared to $20.7 million and $26.8 million in 1994 and 1993, respectively.

Capital expenditures were $77.9 million in 1995 compared to $67.0 million in 1994 and $51.2 million in 1993. The Company continues to invest in capital improvements and other long-term assets, principally software technology used to broaden the functionality of product offerings and aimed at targeted vertical markets, in amounts sufficient to support future growth and enhance operations so as to maintain the highest standards of overall quality. In 1996, the Company plans to spend approximately $60 million in capital improvements and software technologies.

Net proceeds from the Employee Stock Purchase Plan and the Company's stock option plans were $16.3 million in 1995, $19.9 million in 1994 and $14.4 million in 1993. In April 1994, the Board of Directors authorized the purchase of up to 1.2 million shares of the Company's common stock in the open market. Approximately 0.9 million shares were repurchased under this authorization in 1994 for $31.4 million. In January 1995, the Board of Directors authorized the purchase of an additional 1.2 million shares of the Company's common stock on the open market. Repurchases under both authorizations in 1995 totaled 1.5 million shares at a total cost of $44.6 million.

The Company believes that funds necessary to support its operations in the foreseeable future will be generated by cash flow from operations, supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans. These sources can be augmented by short-term borrowings and revolving credit arrangements which currently total $50.0 million.

OUTLOOK AND RISKS
Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its two principal business areas; the core product line of fault-tolerant computer systems and the new Isis-based RADIO products for distributed computing. The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company will continue to invest in improvements in the functionality, serviceability and ease-of-use of its distributed computing products. In support of these product directions, the Company will continue to develop and deliver application software and professional services to high-growth vertical industries that require continuous availability. The Company's targeted markets include telecommunications, banking, brokerage, retail, travel and transportation, healthcare and gaming.

The Company historically ships a large percentage of its revenues in the latter part of each quarter. This makes revenue forecasting unpredictable, and could subject the Company to fluctuations in both revenues and earnings. In addition, the overall level of discounting can change significantly and rapidly. Fluctuations in channel mix and product mix in product sales can also be significant. All of these factors can have a significant impact on gross margin as a percentage of revenue and therefore on earnings per share. Management believes that the introduction of the RADIO PC server for distributed computing, and the timely future release of lower end products in the Continuum line, now under development, will position the Company competitively in the marketplace. Revenue growth, however, will be dependent upon the continued migration of the customer base to the Continuum family, successfully winning new accounts in a competitive and fast changing marketplace and market acceptance of the new distributed computing products.

Management believes that the industry will become increasingly competitive, creating downward pressure on gross margins, including those of the Company. The Company's goal is to offset this trend with increased unit volumes, and by broadening its traditional hardware offerings with comprehensive software solutions and distributed computing products, concurrent with continued focus on increasing the efficiency and productivity of all aspects of its business.


CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 1995, January 1, 1995 and January 2, 1994

In thousands, except per share amounts

                                     1995        1994        1993
- -----------------------------------------------------------------
Revenues
Product sales                    $383,850   $ 416,112   $ 393,804
Service                           204,072     160,444     119,876
- -----------------------------------------------------------------
Total revenues                    587,922     576,556     513,680
- -----------------------------------------------------------------
Costs and expenses
Product cost of sales             187,935     170,044     155,604
Service expense                   115,255      84,551      65,265
Research and development expense   83,824      84,263     80,494
Selling, general and
 administrative expenses          164,340     160,220     150,671
Restructuring charge               24,500           -           -
Charge for purchased research
 and development                        -       7,800      36,230
- -----------------------------------------------------------------
Total costs and expenses          575,854     506,878     488,264
- -----------------------------------------------------------------
Operating income                   12,068      69,678      25,416
Interest income                     8,715       7,408       4,613
Interest expense                   (1,077)     (1,057)       (567)
Other income                        1,966       1,087       1,190
- -----------------------------------------------------------------
Income before provision for
 income taxes                      21,672      77,116      30,652
Provision for income taxes          4,334      16,134      14,045
- -----------------------------------------------------------------
Net income                        $17,338     $60,982     $16,607
- -----------------------------------------------------------------
Earnings per share                  $0.73       $2.47       $0.70
Shares used to compute
 earnings per share                23,757      24,649      23,769
- -----------------------------------------------------------------

See accompanying notes


CONSOLIDATED BALANCE SHEETS

At December 31, 1995 and January 1, 1995

In thousands, except share and per share amounts

                                     1995        1994
- -----------------------------------------------------


Assets
Current assets
 Cash and cash equivalents       $ 91,592    $191,934
 Marketable securities             63,505      38,076
 Accounts receivable, net         165,643     140,212
 Inventories                       61,271      43,237
 Prepaid expenses                  10,901       7,587
 Other current assets              22,331      16,493
- -----------------------------------------------------
Total current assets              415,243     437,539
- -----------------------------------------------------

Property, plant and equipment,
 less accumulated depreciation    116,381     116,802
Other assets, net                  76,185      59,069
- -----------------------------------------------------
Total assets                     $607,809    $613,410
- -----------------------------------------------------

Liabilities and stockholders' equity
Current liabilities
 Accounts payable                $ 31,842    $ 20,020
 Accrued expenses:

   Payroll                         20,235      18,777
   Other                           38,129      28,167
- -----------------------------------------------------
 Total accrued expenses            58,364      46,944
 Income taxes payable               8,617      27,887
 Short-term borrowings
 and obligations                    5,050       5,783
 Deferred revenue                  18,377      12,474
Total current liabilities         122,250     113,108
- -----------------------------------------------------

Long-term obligations and
 deferrals                          7,168      10,150
Stockholders' equity
 Common stock, $.01 par value,
  150,000,000 shares authorized,
  25,743,776 and 25,017,414 shares
  issued and outstanding in 1995 and
  1994, respectively                  257         250
 Junior common stock, $.01 par value,
 500,000 shares authorized              -           -
 Additional paid-in capital       208,308     191,971
 Retained earnings                347,904     330,566
 Cumulative translation
  adjustment                       (2,060)     (1,233)
- ------------------------------------------------------
 Subtotal                         554,409     521,554
 Less: shares in treasury, at
  cost, 2,400,000 and 888,200
  shares in 1995 and 1994,
  respectively                    (76,018)    (31,402)
- ------------------------------------------------------
Total stockholders' equity        478,391     490,152
Total liabilities and
 stockholders' equity            $607,809    $613,410
- -----------------------------------------------------

See accompanying notes


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the period January 3, 1993 to December 31, 1995

In thousands, except share amounts


                                              Additional                       Cumulative         Total
                                     Common     Paid-in   Retained  Treasury  Translation  Stockholders'
                                      Stock     Capital   Earnings    Stock   Adjustment         Equity
- --------------------------------------------------------------------------------------------------------

Balance at January 3, 1993             $229   $138,079    $252,977          -     $(1,622)      $389,663

Repurchase of 413 shares of
 common stock                             -          -           -       (12)            -           (12)

Exercise of 519,456 options issued
 under employee stock option plans        5      8,032           -        12             -         8,049

Issuance of 242,660 shares of common
 stock under employee stock
 purchase plan                            2      6,285           -         -             -         6,287

Foreign currency translation
 adjustment                               -          -           -         -         (337)          (337)

Tax benefit from non-qualified stock
 options                                  -      3,585           -         -             -         3,585

Compensation expense associated with
 grant of stock options                   -        118           -         -             -           118

Issuance of 410,607 shares of common
 stock related to the acquisition of
 Isis Distributed Systems, Inc.           4     11,996           -         -             -        12,000

Net income for the year ended
 January 2, 1994                          -          -      16,607         -             -        16,607
- --------------------------------------------------------------------------------------------------------

Balance at January 2, 1994              240    168,095     269,584         -       (1,959)       435,960

Repurchase of 888,523 shares of
 common stock                             -          -           -   (31,408)            -       (31,408)

Exercise of 641,881 options issued
 under employee stock option plans        7     12,291           -         6             -        12,304

Issuance of 329,272 shares of common
 stock under employee stock purchase
 plan                                     3      7,481           -         -             -         7,484

Foreign currency translation
 adjustment                               -          -           -         -          726            726

Tax benefit from non-qualified stock
 options                                  -      4,029           -         -             -         4,029

Compensation expense associated grant
 of stock options                         -         75           -         -             -            75

Net income for the year ended
 January 1, 1995                          -          -      60,982         -             -        60,982
- --------------------------------------------------------------------------------------------------------

Balance at January 1, 1995              250    191,971     330,566   (31,402)      (1,233)       490,152

Repurchase of 1,511,800 shares of
 common stock                             -          -           -   (44,616)            -       (44,616)

Exercise of 472,124 options issued
 under employee stock option plans        5      9,688           -         -             -         9,693

Issuance of 248,332 shares of common
 stock under employee stock purchase
 plan                                     2      6,588           -         -             -         6,590

Foreign currency translation
 adjustment                               -          -           -         -         (827)          (827)

Compensation expense associated with
 grant of stock options                   -         61           -         -             -            61

Net income for the year ended
 December 31, 1995                        -          -      17,338         -             -        17,338
- --------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           $257   $208,308    $347,904  $(76,018)     $(2,060)      $478,391

See accompanying notes


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1995, January 1, 1995 and January 2, 1994

In thousands                               1995        1994        1993
- -----------------------------------------------------------------------


Operating activities
Cash flows from operating activities:
 Net income                             $ 17,338    $ 60,982   $ 16,607
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization            66,040      58,233     44,199
 Restructuring charge                     24,500           -          -
 Charge for purchased research
  and development                              -       7,800     36,230
 Add (deduct) changes in working capital:
   (Increase) decrease in accounts
     receivable                          (22,596)     20,756    (16,006)
   (Increase) decrease in inventory      (15,725)     (2,439)    24,001
   Increase in accounts payable
    and accrued liabilities                7,233       2,751      1,767
   Increase (decrease) in income
    tax payables                         (24,710)        (48)     6,394
   Net increase (decrease) in other
    working capital items                 (3,990)     (7,414)     8,727
- -----------------------------------------------------------------------
Net cash provided by operating activities 48,090     140,621    121,919
- -----------------------------------------------------------------------

Investing activities
Cash flows from investing activities:
 Acquisition of property, plant
  and equipment                          (54,734)    (53,858)   (33,668)
 Acquisition of businesses, net of
  cash acquired                          (13,711)    (20,659)   (26,787)
 Purchase of marketable securities      (119,945)    (87,276)   (75,875)
 Proceeds from sale and maturity
  of marketable securities                94,516      94,100     56,845
 Acquisition of other assets             (23,172)    (13,106)   (17,498)
- ------------------------------------------------------------------------
Net cash used in investing activities   (117,046)    (80,799)   (96,983)
- ------------------------------------------------------------------------

Financing activities
Cash flows from financing activities:
 Net proceeds from employee stock plans   16,344      19,863     14,443
 Acquisition of treasury stock           (44,616)    (31,408)         -
 Reduction of long-term debt              (3,187)     (2,684)         -
 Reduction of obligations under
  capital lease                                -        (514)    (2,039)
- ------------------------------------------------------------------------

Net cash (used in) provided by
 financing activities                    (31,459)    (14,743)    12,404
- -----------------------------------------------------------------------

Effect of exchange rate changes on cash       73         750       (327)
Net increase (decrease) in cash
 and cash equivalents                   (100,342)     45,829     37,013
- ------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of year                       191,934     146,105    109,092
Cash and cash equivalents at
 end of year                            $ 91,592    $191,934   $146,105
- ------------------------------------------------------------------------


See accompanying notes



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

Cash equivalents and marketable securities

Cash equivalents include highly liquid investments with maturities generally of three months or less at time of acquisition and are comprised primarily of government securities, commercial paper and bank notes carried at cost, which approximates fair value. Marketable securities consist of securities with maturities greater than ninety-one days. Fair values are based on quoted market prices.

Translation of foreign currencies

The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period.

Gains and losses from foreign currency translation are recorded in "cumulative translation adjustment", a separate component of stockholders' equity.

Accounts receivable

The Company states its accounts receivable at their estimated net realizable value. The allowance for doubtful accounts was $8.6 million at December 31, 1995, and $8.6 million at January 1, 1995.

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

Intangible assets

The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Unamortized goodwill costs, included in other assets on the consolidated balance sheets, were $21.0 million at December 31, 1995 and $10.5 million at January 1, 1995. Goodwill is being amortized using the straight-line method over a period of seven years. The Company periodically evaluates the carrying value of intangible assets for impairment. Any impairment is charged to expense in the period identified.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Revenue from product sales is generally recognized at the time of shipment. Software revenue is recognized at the time of delivery. Service, product support and professional services revenues are recognized over the contractual period or as the services are provided.

Income taxes

The Company provides deferred taxes to recognize temporary differences between financial reporting and tax accounting. The Company's practice is to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate retained earnings only when it is advantageous to do so. Through the end of 1995, there was approximately $192.8 million of unremitted earnings from the Irish manufacturing subsidiary. Additional U.S. taxes resulting from the incremental U.S. tax rate over the Irish tax rate will be provided if these earnings are remitted.

Foreign exchange contracts

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts protect the Company from risk due to exchange rate movements, because gains and losses on the contracts offset losses and gains on the assets, liabilities and transactions being hedged. As of December 31, 1995 and January 1, 1995, the Company had $87.2 million and $62.1 million, respectively, of net foreign exchange contracts outstanding, predominantly in European currencies and Japanese yen. The maturities of foreign exchange contracts generally do not exceed six months. Foreign currency transaction gains and losses, which are included in other income, as well as unrealized gains and losses on forward foreign exchange contracts, are not material to the Company's consolidated financial statements.

Concentration of credit risk

The Company sells its products to customers in diversified industries, primarily in the United States, the Americas, Europe and the Asia Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash principally in deposits with major banks and in money market securities of companies and municipal government entities with strong credit ratings. These securities typically mature within three months of their purchase date and, therefore, are subject to minimal risk. The Company's investments in marketable securities consist primarily of time deposits, obligations of states and political subdivisions, U.S. and foreign government issues, commercial paper and corporate bonds. These investments typically mature within eighteen months.

Employee stock plans

Proceeds from the sale of common stock issued under the employee stock option and purchase plans are credited to common stock at the par value. The excess of the share price over par value is credited to additional paid-in capital. The Company's stock plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Earnings per share

Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted earnings per share has not been presented as the amount does not differ significantly from primary earnings per share.

2. Restructuring

During the third quarter of 1995, after completing an evaluation of the Company's economic model and cost structure, management approved a plan to restructure its operations. As a result, a $24.5 million restructuring charge was recorded for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. The action was taken to re-size the expense structure of the Company as a result of a significant decline in gross margins and place expense levels in line with the new economic model. Of the total charges, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations.

The restructuring charge and related reserves were recorded based on the best information available at the time. The facilities related reserves were established to recognize the lower of the amount of remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. Workforce-related charges, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their location. In 1995, the Company released approximately 450 employees. Also in 1995, approximately $15.0 million related to the restructuring was incurred and charged against the reserve. The Company expects that cash outlays to complete the Company's restructuring initiatives will approximate $9.5 million and be paid during the first six months of 1996.

3. Acquisitions and strategic investments

In December 1995, the Company entered into a joint venture relationship with Axime, S.A. of Paris, France. The Company invested approximately $6.0 million in cash for 50% ownership of Axime's banking and retail application software and professional services business. This investment will be accounted for under the equity method. The companies will combine their resources to develop, support and market certain integrated solutions for the Automated Teller Machines/Point of Sale ("ATM/POS") market in France and other authorized countries. Axime has been an exclusive distributor of S2 products in France since 1988 and controls approximately 50% of the ATM/POS market.

In July 1995, the Company acquired all the outstanding stock of Comercializacion TEA, S.A. DE C.V. (COMTEA), for approximately $4.1 million in cash. COMTEA is a major distributor of Stratus hardware and software in Mexico. In addition to distributing Stratus continuous processing hardware systems over the past three years, COMTEA also has distributed application software solutions from the Stratus subsidiary S2 Systems, Inc. for banking, retail, credit authorization and inter-networking applications.

In January 1995, the Company, through its TCAM Systems, Inc. subsidiary, acquired all the outstanding stock of Femcon Associates, Inc. for approximately $3.0 million in cash. Femcon Associates, Inc. provides system integration and customized software solutions to the worldwide securities industry, and offers a broad range of application solutions on PC, client/server, distributed and continuously available computing environments. This acquisition, and the integration of TCAM Systems, Inc. and Femcon Associates, will bring together two complementary product sets for the securities and exchange markets.

In December 1994, the Company acquired certain assets of AST/Transact Ltd. of London (OASTO) for $2.9 million in cash. AST's primary product acquired by the Company is its UM-20 electronic funds transfer (EFT) and credit card processing software for retail banking. AST develops and markets retail banking application software and professional services to customers in the United Kingdom and continental Europe.

In November 1994, the Company acquired all of the outstanding stock of the TCAM Group of companies (OTCAMO) for approximately $16.0 million in cash plus additional consideration of up to $33.0 million based upon TCAM's attainment, if achieved, of certain objectives over the next three years. The TCAM Systems Group includes TCAM Systems, Inc. in New York and TCAM Systems (U.K.) Ltd. in London and Edinburgh, Scotland. TCAM provides system integration and customized software solutions to the worldwide securities industry, and offers a broad range of application solutions on PC, client/server, distributed and continuously available computing environments.

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

In October 1993, the Company acquired all of the outstanding stock of Shared Financial Systems, Inc. ("Shared") and substantially all of the assets and certain liabilities of BellSouth Systems Integration, Inc. for approximately $14.6 and $16.8 million in cash, respectively. The assets and liabilities acquired from BellSouth Systems Integration, Inc. were placed into a wholly-owned subsidiary of the Company, known as SoftCom Systems, Inc. ("SSI"). Shared develops and markets an extensive line of software and professional services to the financial services, retail and healthcare industries. SSI develops and markets communications middleware and related professional services. The two companies were merged in 1994 to form S2 Systems, Inc.

Each of the Company's acquisitions, with the exception of the Axime joint venture, has been accounted for using the purchase method of accounting. The excess cost over the fair value of the net assets is $24.7 million, which is being amortized on a straight-line basis over seven years. In connection with its acquisitions, the Company incurred non-recurring charges of $7.8 million in 1994 and $36.2 million in 1993 for purchased research and development. These amounts were charged to operations because, in management's opinion, technological feasibility for this purchased research and development had not been established.

4. Available-for-sale investments

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments at December 31, 1995 and January 1, 1995 have been classified as being "available-for-sale", and are included in cash equivalents and marketable securities on the balance sheet.

Available-for-sale investments are carried at fair value with the unrealized gains and losses reported in stockholdersO equity. Unrealized gains and losses were not material in 1995 and 1994. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and declines in value judged to be other than temporary on investments are included in other income. Interest and dividends on investments are included in other income. The cost of investments sold is based on the specific identification method.

The following is a summary of available-for-sale investments at December 31, 1995 and January 1, 1995:

                                            Estimated   Estimated
                                           Fair Value  Fair Value
In thousands                                     1995        1994
- -----------------------------------------------------------------

Time deposits at banks                      $ 57,140    $ 138,460
Obligations of states and political
 subdivisions                                 29,857       32,145
Government issues - U.S. and foreign          19,883            -
Commercial paper                               1,853       26,150
Corporate bonds                                8,706            -
- -----------------------------------------------------------------
Total available-for-sale investments        $117,439     $196,755
- -----------------------------------------------------------------


5. Inventories

Inventories consisted of the following:

In thousands                                     1995        1994
- -----------------------------------------------------------------

Finished products                             $35,640     $24,802
Work in process                                 1,174       2,836
Parts and assemblies                           24,457      15,599
- -----------------------------------------------------------------
Total inventories                             $61,271     $43,237
- -----------------------------------------------------------------


6. Property, plant and equipment

Property, plant and equipment consisted of the following:

In thousands                                     1995        1994
- -----------------------------------------------------------------

Land and improvements                        $  3,241    $  3,241
Buildings                                      31,714      31,403
Machinery and equipment                       234,419     220,317
Leasehold improvements                         26,128      24,711
Service and spare parts                        21,455      17,071
Construction in progress                        6,572       3,419
- -----------------------------------------------------------------
Total property, plant and equipment           323,529     300,162
- -----------------------------------------------------------------
Less accumulated depreciation                 207,148     183,360
Net property, plant and equipment            $116,381    $116,802
- -----------------------------------------------------------------


7. Capitalized software development costs

Unamortized software development costs, included in other assets on the consolidated balance sheets, were $34.3 million and $31.2 million at December 31, 1995 and January 1, 1995, respectively. Amortization expense, along with adjustments to net realizable value, is included in product cost of sales, and amounted to $20.6 million in 1995, $16.7 million in 1994 and $8.8 million in 1993.

8. Income taxes

The components of income (loss) before provisions for income taxes consisted of the following:

In thousands                         1995        1994        1993
- -----------------------------------------------------------------
Domestic                        $(27,157)     $13,010   $(18,771)
Foreign                           48,829       64,106     49,423
- -----------------------------------------------------------------
Income before provision for
 income taxes                   $ 21,672      $77,116   $ 30,652
- -----------------------------------------------------------------


The provisions (benefits) for income taxes consisted of the following:

In thousands                         1995        1994        1993
- -----------------------------------------------------------------
Current
Federal                         $  (3,312)   $  6,612    $ 10,620
State                                 250       1,216         736
Foreign                            14,465       9,666      10,444
Total current                      11,403      17,494      21,800
- -----------------------------------------------------------------
Deferred
Federal                            (4,612)       (759)     (5,235)
State                                (382)       (192)       (312)
Foreign                            (2,075)       (409)     (2,208)
- -----------------------------------------------------------------
Total deferred                     (7,069)     (1,360)     (7,755)
- -----------------------------------------------------------------
Provision for income taxes       $  4,334     $16,134     $14,045
- -----------------------------------------------------------------


The following table reconciles the Federal income tax rate to the tax rate used in the calculation of the provisions for income taxes as reported in the financial statements:

                                                1995        1994        1993
- -----------------------------------------------------------------------------

Income tax at U.S. Federal statutory rate       35.0%       35.0%       35.0%
State income taxes, net of Federal benefit      (0.4%)       0.9%        0.9%
Foreign sales corporation exempt income         (0.6%)      (0.3%)      (0.5%)
Tax effect of foreign operations               (15.5%)     (17.3%)      (7.7%)
Research and development credits                    -       (1.0%)      (9.2%)
Tax exempt interest income                      (3.4%)      (1.3%)      (2.3%)
Non-deductible charge in connection
 with acquisitions                                  -        3.5%       29.1%
Other, net                                       4.9%        1.4%        0.5%
- -----------------------------------------------------------------------------
Effective tax rate                              20.0%       20.9%       45.8%
- -----------------------------------------------------------------------------


The Company paid income taxes of $26.3 million in 1995, $18.4 million in 1994 and $10.7 million in 1993.

The earnings from products manufactured and sold by the Company's Ireland manufacturing subsidiary are subject to a 10% tax rate through December 2010.

The Company has research and development credit carryforwards of $1.6 million that begin to expire in the year 2010 and alternative minimum tax credit carryforwards of $1.5 million which carry forward indefinitely.

Significant components of the Company's deferred tax assets and (liabilities) as of December 31, 1995 and January 1, 1995 were as follows:

In thousands                                     1995        1994
- -----------------------------------------------------------------
Deferred tax assets
Depreciation/amortization                     $ 9,773    $  6,453
Inventory/other reserves                       15,087      13,427
Carryforward losses, federal and
 state tax credits                              9,164       5,804
Deferred gain on sale of building                 925       1,151
Intercompany profit elimination                   856         826
Deferred compensation                           1,112       1,541
Other                                           3,070       2,810
- -----------------------------------------------------------------

Total deferred tax assets                      39,987      32,012
Valuation allowance                            (3,947)     (3,947)
- -----------------------------------------------------------------
Net deferred tax assets                       $36,040     $28,065
- -----------------------------------------------------------------


9. Debt

The Company has a Multicurrency Revolving Credit Agreement providing for up to $50 million in borrowings on a revolving basis through March 1997, at the lower of the bank's base rate (8.5% at December 31, 1995) or the domestic Certificate of Deposit rate plus 0.50 of 1% per annum or at the London Interbank Offered Rate plus 0.375 of 1% per annum. There have never been any borrowings against this Agreement. This Agreement requires the Company to maintain stated minimum fixed charge coverage, debt to net worth and quick ratio levels. At December 31, 1995 and January 1, 1995, the Company was in compliance with these covenants.

In 1993, the Company issued $7.5 million of promissory notes and $4.1 million of deferred compensation obligations in connection with the Isis acquisition. The remaining balances of the promissory notes are payable in three annual installments of $1.6 million in each January of 1996, 1997 and 1998. These notes accrue interest at a floating rate equal to the sum of .00465 plus the applicable federal rate for mid-term obligations. The remaining deferred compensation is payable in annual installments in January of each of the following years: $1.0 million in 1996 and $0.8 million in 1997. These payments are not interest bearing and thus were recorded at their net present value using a 6.5% discount rate. The fair value of these instruments is not significantly different from their carrying value at December 31, 1995.

Certain subsidiaries have entered into credit arrangements with local banks, principally in the form of overdraft borrowings, for the purpose of short-term liquidity management. Borrowings under these agreements, whose carrying amounts approximated fair value, were $1.9 million and $1.5 million at December 31, 1995 and January 1, 1995, respectively, with weighted average interest rates of 4.7% in 1995 and 3.2% in 1994.

The Company paid interest of approximately $0.4 million in 1995, $0.3 million in 1994 and $0.5 million in 1993.

10. Stock plans

Employee option plans

The Company maintains two active stock option plans: the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. The 1983 Stock Option Plan provides for the granting of both incentive stock options and non-statutory (non-qualified) stock options. The Plans have a maximum authorized number of shares available for grant of 9,380,200 and limit the number of shares for which options may be granted to any person in any fiscal year to a maximum of 100,000 shares. The option prices for non-qualified grants under each plan are determined by the Compensation and Stock Option Committee of the Board of Directors, subject to a minimum option price of not less than 50% of the fair market value of the stock at the time of grant for options issued under the 1983 Stock Option Plan. The option price for grants intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code, as amended, shall not be less than 100% of the fair market value of the stock on the date of grant. The terms of exercise of the options are also determined by the Committee. All options granted to date become exercisable in full not later than one year from the date of grant and vest over a five year period from the date of grant.

At December 31, 1995 and January 1, 1995, a combined total of 1,638,344 and 1,556,025 shares, respectively, were available for future grants under both Plans. Substantially all options have been issued at the fair market value of the stock on the date of grant.

Stock option activity was as follows:

                                                 Option price
                                   Shares           per share
- --------------------------------------------------------------

Outstanding, January 3, 1993    2,717,237         $ 1.50-53.37
- --------------------------------------------------------------
Granted                         1,637,083          11.62-35.37
Exercised                        (519,456)          1.50-38.00
Canceled                       (1,008,990)         12.44-53.37
Outstanding, January 2, 1994    2,825,874         $ 8.75-51.25
- --------------------------------------------------------------
Granted                         1,236,475          18.69-38.25
Exercised                        (641,881)          8.75-30.75
Canceled                         (274,953)         15.25-51.25
Outstanding, January 1, 1995    3,145,515         $ 8.94-46.37
- --------------------------------------------------------------
Granted                         1,226,168          23.87-37.25
Exercised                        (472,124)         10.06-32.75
Canceled                         (708,487)         15.25-44.75
Outstanding, December 31, 1995  3,191,072         $ 8.94-46.37
Exercisable, December 31, 1995  3,191,072         $ 8.94-46.37
- --------------------------------------------------------------


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

Employee purchase plan

Under the Company's Employee Stock Purchase Plan, employees may purchase the Company's common stock, at a price equal to 85% of the fair market value of the stock, as defined. In April 1995, the shareholders approved an increase in the number of shares which may be issued under the Plan from 2,700,000 to 3,100,000. An amendment to the Purchase Plan was adopted by the Board of Directors on August 1, 1995, to ensure that the plan administrators were "disinterested persons" for purposes of Section 16(b)(3) of the Securities and Exchange Act of 1934. On April 19, 1994, the shareholders approved the amendment adopted by the Board of Directors to extend the Plan to December 31, 2004. Common stock reserved for future grants aggregated 437,015 and 285,347 shares at December 31, 1995 and January 1, 1995, respectively. There were 248,332 shares issued at an average price of $26.56 in 1995, 329,272 shares issued at an average price of $22.76 in 1994 and 242,660 shares issued at an average price of $25.91 in 1993.

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

Common stock repurchase program

In April 1994, the Board of Directors approved a plan to repurchase up to
1.2 million shares of common stock on the open market. In fiscal 1994, the Company repurchased 888,200 shares at a cost of approximately $31.4 million under the program. On January 31, 1995, the Board of Directors approved a second open market share repurchase program to extend the total amount of shares to be repurchased by another 1.2 million shares for a total of 2.4 million shares. In fiscal 1995, the Company completed this program when it repurchased an additional 1,511,800 shares at a cost of approximately
$44.6 million.

11. Employee benefit plan

Stratus employee capital accumulation plan (SECAP)
The Company has a benefit plan available to all domestic employees which qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 2% to 15% of their salary, on a pre-tax basis, subject to certain statutory limitations ($9,240 in 1995). The Company matches up to 100% of the first 3% of pre-tax contributions based on performance criteria established by the Board of Directors. Contributions are invested at the direction of the employee in one or more investment funds. There were no Company contributions to the plan in 1995, and contributions of $3.3 million and $2.7 million were made in 1994 and 1993, respectively.

12. Commitments

Lease obligations

The Company leases certain corporate and branch sales offices. The leases range from one to seven years and generally contain renewal options for periods ranging from one to twenty years and require the Company to pay all executory costs.

The following is a schedule of required future minimum lease payments under operating leases at December 31, 1995:

                                                        Operating
In thousands                                               leases
- -----------------------------------------------------------------
1996                                                      $13,553
1997                                                       11,320
1998                                                        8,276
1999                                                        7,043
2000                                                        4,126
Subsequent years                                            3,995
- -----------------------------------------------------------------
Total minimum lease payments                              $48,313
- -----------------------------------------------------------------


Total rental expense was $18.7 million in 1995, $16.3 million in 1994 and $17.5 million in 1993.

13. Segment, geographic and customer information

The Company operates in one industry segment, the design, manufacture, marketing and service of continuously available online transaction processing systems and related software.

Geographic information for 1995, 1994 and 1993 was as follows:

in thousands                         1995        1994        1993
- -----------------------------------------------------------------
Revenues
United States                    $289,500   $ 310,864   $ 287,813
Intercompany                       46,165      27,377      27,673
- -----------------------------------------------------------------
Total United States               335,665     338,241     315,486
Ireland                            66,760      55,857      59,151
Intercompany                      110,003      89,909      80,563
- -----------------------------------------------------------------
Total Ireland                     176,763     145,766     139,714
Europe                            124,956     122,812      91,866
Other international               106,706      87,023      74,850
Eliminations                     (156,168)   (117,286)   (108,236)
- -----------------------------------------------------------------
Total revenues                   $587,922    $576,556    $513,680
- -----------------------------------------------------------------

Operating income (loss)
United States                   $ (3,260)     $ 9,010   $ (24,968)
Ireland                           29,741       47,158      48,316
Europe                           (16,918)       2,602      (1,155)
Other international                3,960        9,302       1,298
Eliminations                      (1,455)       1,606       1,925
- -----------------------------------------------------------------
Total operating income          $ 12,068      $69,678   $  25,416
- -----------------------------------------------------------------

Assets
United States                    $507,638    $458,551    $413,252
Ireland                            67,926      61,946      58,882
Europe                             72,335      47,121      41,410
Other international                51,180      38,155      33,575
Corporate assets (cash, cash
 equivalents and marketable
 securities)                      155,097     230,010     191,005
Eliminations                     (246,367)   (222,373)   (179,593)
- -----------------------------------------------------------------
Total assets                     $607,809    $613,410    $558,531
- -----------------------------------------------------------------

Intercompany transactions are accounted for at prices which approximate arm's length transactions.

The operating results for the United States include non-recurring charges of $7.8 million and $36.2 million to write off purchased research and development acquired in connection with the Company's acquisitions in 1994 and 1993, respectively.

Unaudited Quarterly Financial Data

In thousands, except per share amounts and stock prices

                                                      Net Income
                    Total    Gross     Net Income        (loss)   Stock Prices
                    Revenues Profit     (loss)         Per Share  High     Low
- -------------------------------------------------------------------------------
Fiscal 1995
First quarter      $128,502  $ 64,523    $ 6,414     $ 0.26      $39.62  $26.37
Second quarter      140,317    67,763      6,089       0.26       31.75   26.37
Third quarter       150,743    71,957     (9,268)     (0.40)      32.75   23.37
Fourth quarter      168,360    80,489     14,103       0.60       35.50   24.25
Total              $587,922  $284,732    $17,338     $ 0.73
- -------------------------------------------------------------------------------
Fiscal 1994
First quarter      $135,407  $ 71,806    $11,389     $ 0.46      $31.75  $25.00
Second quarter      144,379    79,946     17,367       0.71       30.37   23.25
Third quarter       145,746    81,782     18,807       0.76       38.50   27.75
Fourth quarter      151,024    88,427     13,419       0.54       38.50   33.75
Total              $576,556  $321,961    $60,982     $ 2.47
- -------------------------------------------------------------------------------
Fiscal 1993
First quarter      $114,648 $  64,797   $  8,820     $ 0.37      $36.50  $29.75
Second quarter      124,104    71,312     13,498       0.57       41.25   29.62
Third quarter       126,785    72,116     11,359       0.48       33.12   20.25
Fourth quarter      148,143    84,586    (17,070)     (0.72)      32.25   24.62
Total              $513,680  $292,811   $ 16,607      $0.70
- -------------------------------------------------------------------------------


Third quarter 1995 results include a non-recurring pre-tax charge of $24.5 million to cover the cost of a 21% workforce reduction and the consolidation of certain manufacturing and sales facilities.

Fourth quarter 1994 results include a non-recurring charge of $7.8 million to write off purchased research and development acquired in connection with the Company's 1994 acquisitions.

Third quarter 1993 results include a non-recurring pre-tax charge of $3.8 million to cover the cost of a 6% workforce reduction.

Fourth quarter 1993 results include a non-recurring charge of $36.2 million to write off purchased research and development acquired in connection with the Company's 1993 acquisitions.

Stratus Computer, Inc. Common Stock is traded via the New York Stock Exchange, the Boston Stock Exchange, the Midwest Stock Exchange and the Pacific Stock Exchange under the trading symbol SRA. No dividends have been declared on the Common Stock.





REPORT OF INDEPENDENT AUDITORS


The Board of Directors

Stratus Computer, Inc.

We have audited the accompanying consolidated balance sheets of Stratus Computer, Inc. as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratus Computer, Inc. at December 31, 1995 and January 1, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                   ERNST & YOUNG LLP

Boston, Massachusetts

January 20, 1996



STRATUS COMPUTER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT AUDITORS


Item 14(a)                                             Reference
                                                         (page)
                                              ------         -------------
                                               Form           Annual Report
                                               10-K                to
                                                              Stockholder
                                              ------         -------------

Data incorporated by reference to the
attached 1995 Annual Report to
Stockholders:

  Consolidated Balance Sheets at
     January 1, 1995 and
     December 31, 1995                                              17

  For the years ended January 2, 1994,
     January 1, 1995 and
     December 31, 1995:

          Consolidated Statements of
          Income                                                    16

          Consolidated Statements of
          Stockholders' Equity                                      18

          Consolidated Statements of
          Cash Flows                                                19

          Notes to Consolidated Financial
          Statements                                                20-29

          Supplementary information:
          Quarterly Financial Data (unaudited)                      30

Consolidated schedule for the year ended
 December 31, 1995:

  II  -   Valuation and qualifying accounts     F-1



     All other schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

     The financial statements listed in the preceding index which are included in the 1995 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the preceding index, and pages 10 - 15 and 30 noted in items 5 through 7, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.




                     STRATUS COMPUTER, INC.


                          SCHEDULE II.
                VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1995




ACCOUNTS        BALANCE AT                             BALANCE AT
RECEIVABLE     BEGINNING OF                             END OF
ALLOWANCE         PERIOD     ADDITIONS  DEDUCTIONS(1)    PERIOD


FISCAL
YEAR 1993  $    5,789,002    2,372,966     (2,029,129)  $6,132,839

FISCAL
YEAR 1994  $    6,132,839     4,547,856    (2,087,061)  $8,593,634

FISCAL
YEAR 1995  $    8,593,634     7,520,111    (7,478,021)  $8,635,724


(1) Write-offs of uncollectible accounts net of recoveries.




F-1



INDEX TO EXHIBITS

3.1       - Articles of Organization of Registrant. (1)
3.1 (a)   - Amendments to Articles of Organization. (2) (4)
3.2 (b)   - By-Laws of Registrant, as amended through January 31, 1995, (1)
4.11      - Stock Option Plan (January 1983). (3)
4.11(a)   - Restatement of Employee Stock Option Plan dated
             January 28, 1992.(9)
4.11(b)   - Amendment to Option Plans dated January 25, 1994. (7).
4.11(c)   - Amendment to Option Plans dated January 31, 1995.
4.11(d)   - Amendment to Option Plans dated August 1, 1995, (10)
4.13      - Employee Stock Purchase Plan. (3)
4.13(a)   - Amended and Restated Employee Stock Purchase Plan dated
             April 21, 1992. (9)
4.13(b)   - Amendment to Employee Stock Purchase Plan dated January 25, 1994.
4.13(c)   - Amendment to Employee Stock Purchase Plan dated January 31, 1995.
4.13(d)   - Employee Stock Purchase Plan amended and restated as of
             August 1, 1995. (10)
4.15      - Non-Qualified Stock Option Plan (November 1984). (3)
4.15(a)   - Restatement of Non-Qualified Common Stock Option Plan dated
             January 28, 1992. (9)
4.15(b)   - Non-Qualified Common Stock Option Plan Restatement Number 4
            effective August 1, 1995. (10)
4.18      - Rights Agreement dated December 4, 1990. (5)
4.19      - Multicurrency Revolving Credit Agreement between Registrant and The
             First National Bank of Boston, N.A., National Westminster Bank PLC, and Banque Nationale de Paris. (8)
10.6      - Equipment Lease Agreement, dated November 12, 1981, among Firstbank
             Financial Corporation, FFC Boston Leasing Corporation and Registrant. (1)
10.17     - Lease dated March 23, 1989, between Registrant and Industrial
             Development Authority, Ireland, Blanchardstown, Ireland. (6)
10.18     - Lease dated January 30, 1990 between Registrant and LePercq
             Corporate Income Fund, L.P. (2)
13.0      - 1995 Annual Report to Stockholders (which is not deemed to be
             "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).
22.1      - Subsidiaries of the Registrant, filed herewith.
23.0      - Consent of Ernst & Young LLP, filed herewith.

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

(10) Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 of Registration Statement on form S-8 (33-64709) filed with the Securities and Exchange Commission on December 4, 1995.



SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 th day of March 1996.

                        Stratus Computer, Inc.


                         BY:  ROBERT E. DONAHUE
                              ---------------------
                              Robert E. Donahue, Vice President, Finance
                              and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                        Title                      Date


WILLIAM E. FOSTER            Chairman                         March 29, 1996
- -----------------             & Director
(William E. Foster)           (Principal Executive Officer)


GARY E. HAROIAN              President & Chief Executive      March 29, 1996
- ---------------               Officer, Director
(Gary E. Haroian)             (Principal Executive Officer)


ROBERT E. DONAHUE            Vice President, Finance and      March 29, 1996
- -----------------             Administration, Chief
(Robert E. Donahue)           Financial Officer and Treasurer
                              (Principal Financial Officer and
                              Principal Accounting Officer)


ARTHUR CARR                  Director                         March 29, 1996
- -----------
(Arthur Carr)


ALEXANDER V. D'ARBELOFF      Director                         March 29, 1996
- -----------------------
(Alexander V. d'Arbeloff)


PAUL J. FERRI                Director                         March 29, 1996
- -------------
(Paul J. Ferri)


GARDNER C. HENDRIE           Director                         March 29, 1996
- ------------------
(Gardner C. Hendrie)


ROBERT M. MORRILL            Director                         March 29, 1996
- -----------------
(Robert M. Morrill)


CANDY M. OBOURN              Director                         March 29, 1996
- ---------------
(Candy M. Obourn)




                          EXHIBIT 22.1



                          SUBSIDIARIES:


     The following is a list of the Company's current subsidiaries, all of which are wholly-owned:

                                                    ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Securities Corp.                        Massachusetts
Stratus World Trade Corp.                       Delaware
Stratus International, Inc.                     Massachusetts
Stratus F.S.C., Inc.                            U.S. Virgin Islands
S2 Systems, Inc.                                Delaware
TCAM Systems, Inc.                              New York


     The following is a list of subsidiaries of Stratus World Trade Corp., all of which are wholly-owned:


                                                    ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer Belgium S.A.                   Belgium
Stratus Computer GmbH                           Federal Republic
                                                of Germany
Stratus Computer B.V.                           Netherlands
Stratus Holding & Finance, B.V.                 Netherlands
Stratus Computer (H.K.) Ltd.                    Hong Kong
Stratus Computer Corporation                    Canada
Stratus Computer Japan Co., Ltd.                Japan
Stratus Computer S.A.                           France
Stratus Computer PTY, Ltd.                      Australia
Stratus Holding & Finance Company, Ltd.         Ireland
Stratus Computer AB                             Sweden
Stratus Computer AG                             Switzerland
Stratus Computer (Singapore) Pte. Ltd.          Singapore
Stratus Computer (NZ) Limited                   New Zealand
Stratus Computer Luxembourg S.A.                Luxembourg
Stratus Computer (Korea) Ltd.                   Korea
Stratus Computer Philippines, Inc.              Philippines

     The following are wholly-owned subsidiary companies of Stratus Holding & Finance Company Ltd:

Stratus Computer Limited                        Ireland
Stratus Investments Limited                     Bermuda
Stratus UK Holding and Finance Limited          United Kingdom


     The following is wholly-owned subsidiary companies of Stratus Computer Limited:

Stratus Computer Ireland                        Ireland

     The following is a wholly-owned subsidiary company of Stratus Holding & Finance B.V.:

Stratus Computer S.A.                           Spain

     The following is an 80% owned subsidiary company of Stratus
Holding & Finance B.V. and a 20% owned subsidiary of Stratus World
Trade Corp.:

Stratus Italia S.R.L.                           Italy


     The following are wholly-owned subsidiary companies of Stratus UK Holding & Finance Company Limited:

Stratus Computer Ltd.                           United Kingdom
S2 Systems International Limited                United Kingdom
Comercializacion TEA, S.A. de C.V.              Mexico

     The following is an 90% owned subsidiary company of Stratus UK Holding & Finance Company Limited and a 10% owned subsidiary of
Stratus World Trade Corp.:

TCAM Systems International Ltd.                 United Kingdom




                          EXHIBIT 23.0


                Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stratus Computer, Inc. of our report dated January 20, 1996, included in the 1995 Annual Report to Stockholders of Stratus Computer, Inc.

Our audits also included the financial statement schedule of Stratus Computer, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-88104, 2-89901, 33-2174, 33-11864, 33-28742,
33-67758 and 33-64709 and Form S-3 No. 33-77764 and in the related prospectus) of our report dated January 20, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Stratus Computer, Inc.


                                       Ernst & Young LLP


Boston, Massachusetts
March 26, 1996