Form 10-Q
period 1996-03-31
STRATUS COMPUTER INC
filed 1996-05-16
CIK 723610

Securities and Exchange Commission

                        Washington, D.C.  20549

- ----------------------------------------------------------------------

                               Form 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 1996    Commission File
                                                Number 0-12064


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

         Number of Common Shares outstanding at the latest practicable date, May 6, 1996: 25,792,810.

STRATUS COMPUTER, INC.

INDEX TO 10-Q



Part I Financial information
Item 1 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
       Consolidated statements of income - three months ended March 31, 1996 and April 2, 1995


       Consolidated balance sheets -
       March 31, 1996 and December 31,1995


       Consolidated statements of cash flows -
       three months ended March 31, 1996
       and April 2, 1995


       Notes to consolidated financial statements

Item 2
       Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Part II  Other information
Item 1
       Legal Proceedings

Item 6
       Exhibits and reports on Form 8-K

Signatures


PART I - FINANCIAL INFORMATON

Item 1 - FINANCIAL STATEMENTS

STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)


                                               Three Months Ended
                                               ------------------
                                              March 31,     April 2,
                                                 1996         1995
                                               --------    --------
Revenues:
 Product sales                                 $ 91,119     $ 81,500
 Service                                         51,806       47,002
                                               --------     --------
Total revenues                                  142,925      128,502

Costs and expenses:
 Product cost of sales                           48,057       37,533
 Service expense                                 30,749       26,446
 Research and development expense                20,080       20,620
 Selling, general and administrative expenses    32,366       38,697
                                               --------     --------
Total costs and expenses                        131,252      123,296
                                               --------     --------
Operating income                                 11,673        5,206

Other income                                      1,895        2,811
                                               --------     --------
Income before provision for income taxes         13,568        8,017

Provision for income taxes                        2,985        1,603
                                               --------     --------
Net income                                      $10,583      $ 6,414
                                               ========     ========

Net income per common share                        $.45         $.26
                                               ========     ========

Weighted average number of shares of
 common stock and common stock
 equivalents                                     23,623       24,341
                                               ========     ========

See accompanying notes.
STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

                                                March 31, December 31,
ASSETS                                            1996       1995
                                                --------- ----------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                     $ 77,587   $ 91,592
  Marketable securities                           64,125     63,505
  Accounts receivable, net                       159,690    165,643
  Inventories:
     Finished products                            37,180     35,640
     Work-in-process                               2,855      1,174
     Parts and assemblies                         30,698     24,457
                                               ---------  ---------
                                                  70,733     61,271

Prepaid Expenses                                  16,702     10,901
Other current assets                              19,020     22,331
                                               ---------  ---------
   Total current assets                          407,857    415,243

Property, plant and equipment, at cost           329,715    323,529
Less: accumulated depreciation                   210,108    207,148
                                               ---------  ---------
     Net property, plant and
     equipment                                   119,607    116,381

Other assets, net                                 78,418     76,185
                                               ---------  ---------
   Total assets                                 $605,882   $607,809
                                               =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
Accounts payable                                 $28,191    $31,842
Accrued expenses:
  Payroll                                         18,213     20,235
  Other                                           32,033     38,129
Income taxes payable                               9,050      8,617
Short-term borrowings and obligations              4,346      5,050
Deferred revenue                                  20,144     18,377
                                               ---------  ---------
   Total current liabilities                     111,977    122,250

Long-term obligations and deferrals                4,465      7,168

Stockholders' equity:
Common stock, $.01 par value, 150,000,000
  shares authorized, 25,767,016 and
  25,743,776 shares issued and outstanding,
  respectively                                       258        257
Junior common stock, $.01 par value,
  500,000 shares authorized                            -          -
Additional paid-in capital                       208,785    208,308
Retained earnings                                358,487    347,904
Cumulative translation adjustment                (2,072)    (2,060)
                                               ---------  ---------
                                                 565,458    554,409

Less: shares in treasury, at cost,
  2,400,000 shares                              (76,018)   (76,018)
                                               ---------  ---------
   Total stockholders' equity                    489,440    478,391
                                               ---------  ---------
   Total liabilities and stockholders' equity   $605,882   $607,809
                                               =========  =========

See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

                                                 Three Months Ended
                                                ---------------------

                                                 March 31,   April 2,
                                                   1996       1995
                                                ---------   ---------
Cash flows from operating activities:
 Net income                                       $10,583      $6,414

 Adjustment to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                     15,869      16,267
 Add (deduct) changes in working capital:

 Decrease in accounts receivable                    5,997       8,081
 Increase in inventory                            (9,463)       (733)
 Decrease in accounts payable and
 accrued liabilities                             (10,950)    (11,818)
 Increase (decrease) in income taxes payable          129     (2,158)
 Decrease in other working capital items          (1,405)        (58)
                                                ---------   ---------
Net cash provided by operating activities          10,760      15,995

Cash flows from investing activities:

 Acquisition of property, plant and equipment    (15,213)     (9,213)
 Acquisition of businesses                              0     (2,967)
 Purchase of Marketable Securities                (9,365)    (39,205)
 Proceeds from sale and Maturity
 of Marketable Securities                           8,745      26,930
 Acquisition of other long-term assets            (6,748)     (7,314)
                                                ---------   ---------
Net cash used in investing activities            (22,581)    (31,769)

Cash flows from financing activities:

 Net proceeds and benefits from
 employee stock plans                                 478       1,780
 Purchase of treasury stock                             0    (12,235)
 Reduction of long-term debt and
 capital lease obligations                        (2,650)     (3,211)
                                                ---------   ---------
Net cash used in financing activities             (2,172)    (13,666)

Effect of exchange rate changes on cash              (12)       1,077
                                                ---------   ---------
Net increase in cash and cash equivalents        (14,005)    (28,363)

Cash and cash equivalents at beginning of year     91,592     191,934
                                                ---------   ---------
Cash and cash equivalents at end of period        $77,587    $163,571
                                                =========   =========

See accompanying notes.




                        STRATUS COMPUTER, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   March 31, 1996 and April 2, 1995

                              (Unaudited)
                            (In thousands)

1. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The information herein should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995. It is management's opinion that the accompanying statements reflect all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

2. Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Fully diluted earnings per share has not been separately presented as the amount does not differ significantly from primary earnings per share.

3. There were no non-cash investing and financing activities for the first three months of 1996 or 1995. The Company made interest payments of $448 and $307 and tax payments of $2,565 and $1,450 in the first three months of 1996 and 1995, respectively.



                        STRATUS COMPUTER, INC.

             Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues

        Total revenues of $142,925 for the first quarter of 1996 increased 11% from the corresponding period in 1995.

        The Company's total product revenue increased 12% from the first quarter of 1995. Hardware product revenue grew 17%, primarily the result of stronger sales of the Company's Continuum (r) family of fault-tolerant computer systems introduced a year ago. The Company's Mexico subsidiary COMTEA, acquired in the third quarter of 1995, contributed 6 percentage points of the growth. These increases were somewhat mitigated by a 46% decline in software license revenue from the Company's S2 Systems, Inc. subsidiary.

        Domestic direct product revenues declined 9% in the first quarter of 1996 compared to the first quarter of 1995. This was due mainly to weak sales into the retail, telecommunications and banking/brokerage industries. International direct product revenues increased 21% from 1995's first quarter due primarily to the strong performance of COMTEA and a 19% increase in the Asia/Pacific region. Within Asia/Pacific, higher sales in Australia and Hong Kong were partially offset by lower sales in Japan. In Europe, revenue declined 9% reflecting lower sales in Germany and Holland somewhat offset by increased sales in Sweden.

        Product revenue from indirect channels increased 40% in the 1996 first quarter compared to the same 1995 period. Sales to NEC increased 120% for the first quarter of 1996, increasing from 10% to 20% of total product revenue. Product revenue from other international distributors declined 20% from the first quarter of 1995.

        Total service revenue increased 10% in the first quarter of 1996 over the corresponding period in the previous year. This growth was due to the increased professional service, maintenance and education products provided to the expanding customer base. Professional services revenue increased 46% from the first quarter of 1995, primarily driven by several large system integration contracts. Maintenance and education revenues increased 3% from the first quarter of 1995.

Cost of Sales

        The gross margin on product revenue of 47% for the first quarter of 1996 declined seven percentage points from the gross margin on product revenue achieved in the corresponding 1995 period. This was the result of increased competitive pressure, an aggressively priced Continuum product line that delivers substantial price/performance improvement and a significant migration to the low end of the Company's product line. Management believes that the downward pressure on product margins will continue, but at a much slower pace.

       The gross margin on service revenue was 41% and 44% for the first three months of 1996 and 1995, respectively. The decrease from the first quarter of 1995 as compared to the first quarter of 1996 was due to a shift in the mix of service revenues, with a higher percentage generated from professional services versus maintenance contracts. In addition, extended service warranties provided with the Continuum product offerings slowed revenue growth and added pressure on the service gross margin.

Other Operating Expenses

        Total operating expenses for the first quarter of 1996 decreased 12% from the corresponding 1995 period reflecting benefits derived from the Company's restructuring actions initiated in the third quarter of 1995. As a percentage of total revenues, operating expenses decreased to 37% in the first quarter of 1996 compared to 46% for the first quarter of 1995.

        Research and development expense in the first quarter of 1996 decreased 3% from the same period in 1995. As a percentage of total revenues, research and development expense decreased two percentage points, to 14%, for the first quarter of 1996 compared to the 1995 first quarter. Throughout the remainder of 1996, the Company will continue its long-standing commitment to provide leading edge hardware and software products to the on-line computing marketplace particularly in support of critical applications. Research and development efforts directed towards the Company's Continuum and RADIO
(tm) product lines will be ongoing through the remainder of 1996. The Company will continue to enhance its Continuum product line, leveraged by the successful incorporation of Hewlett-Packard's industry leading PA-RISC microprocessor technology, and expanding its lower price point products. RADIO combines fault tolerant software from the Company's Isis Distributed Systems division with industry-standard hardware, operating system, and networking components. The Company will continue to invest in these technologies to bring competitive products to market, and to realize the benefits of purchased research and development.

         For the first quarter of 1996, selling, general and administrative expenses decreased 16% from the same period in 1995 primarily due to the 1995 restructuring activities. Total selling, general and administrative expenses were 23% of net revenues for the 1996 first quarter as compared with 30% for the same 1995 period. The Company's strategy in 1996 is to continue to focus the sales organization on strategic markets within vertical industries, expand indirect sales channels, and improve selling efficiencies. In addition, the Company will continue to focus on effective cost management.

Other Income

       Other income for the first quarter of 1996 decreased $916 compared to the same 1995 period. Interest income decreased due to an $80 million reduction in the Company's cash balance since January 1, 1995, relating primarily to stock repurchase programs, the acquisition of businesses and the restructuring actions. Interest expense declined due to the lower amount of outstanding debt in connection with the acquisition of Isis Distributed Systems, Inc. in 1993.

        The effective tax rate increased to 22% from 20% primarily due to the expiration of the R&D tax credit and a change in the mix of taxable income in the Company's international subsidiaries.

Liquidity and Capital Resources

       At March 31, 1996, the Company had cash and cash equivalents of $141,712, a decrease of $13,385 from the balance at the beginning of the year. This was primarily due to the purchase of a significant amount of inventory in preparation for the shipment of new products in the second quarter of 1996, reductions of accounts payable and accrued liabilities, and the acquisition of long term assets.

        The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1996.

        At March 31, 1996, the Company had $3,828 in outstanding debt related to the Isis acquisition.

       Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $1,948 at March 31, 1996.

        The ratio of current assets to current liabilities for the Company as of March 31, 1996 was 3.6 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the capital resources are sufficient to meet its financial requirements for the foreseeable future.

        The Company plans to invest approximately $60 million in capital improvements and software technologies in 1996.

        During the third quarter of 1995, the Company, after it had completed an evaluation of its economic model and cost structure, approved a plan to restructure its operations. As a result, in the third quarter of 1995, the Company recorded a $24.5 million restructuring charge for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. Of the total charges, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations. Approximately $6.5 million related to the restructuring was paid and charged against the reserve in the first quarter of 1996. Approximately $3.0 million remains to be paid during the balance of 1996.

UNIX is a registered trademark of UNIX System Laboratories, Inc.
Stratus and Continuum are registered trademarks, and RADIO, Isis and Isis Distributed Systems are trademarks of Stratus Computer, Inc.


                      PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There are no material legal proceedings, either outstanding or pending, with respect to the Company.

Item 6.       Exhibits and reports on Form 8-K

              No reports on Form 8-K have been filed during the first quarter ended March 31, 1996.




SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                              STRATUS COMPUTER, INC.
                              (Registrant)





Date May 13, 1996             Robert E. Donahue
                              Vice President, Finance and
                              Administration, Chief Financial Officer
                              and Treasurer, hereunto
                              duly authorized