Form 10-Q
period 1996-06-30
STRATUS COMPUTER INC
filed 1996-08-14
CIK 723610

Securities and Exchange Commission

                          Washington, D.C.  20549

- ---------------------------------------------------------------------------



                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1996          Commission File
                                                  Number 0-12064


- ---------------------------------------------------------------------------



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
                  (Telephone number, including area code)

- ---------------------------------------------------------------------------



      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No____.

     Number of Common Shares outstanding at the latest practicable date, August 5 , 1996: 25,993,815.


STRATUS COMPUTER, INC.

INDEX TO 10-Q


Part I    Financial information
Item 1    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Consolidated statements of income - three months and six months ended June 30, 1996 and July 2, 1995


     Consolidated balance sheets -
     June 30, 1996 and December 31, 1995


     Consolidated statements of cash flows -
     six months ended June 30, 1996
     and July 2, 1995


     Notes to consolidated financial statements

Item 2
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Part II  Other information
Item 1
     Legal Proceedings

Item 4
     Submission of Matters to a Vote of Security Holders


Item 6
     Exhibits and reports on Form 8-K

Signatures



PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)


                                 Second Quarter Ended    Six Months Ended
                                ---------------------- -------------------
                                  June 30,  July 2,     June 30,  July 2,
                                    1996     1995        1996      1995
                                 --------  --------    --------  --------
Revenues:
 Product sales                   $ 89,519  $ 90,836    $180,638  $172,336
 Service                           50,782    49,481     102,588    96,483
                                 --------  --------    --------  --------
Total revenues                    140,301   140,317     283,226   268,819

Costs and expenses:
 Product cost of sales             47,775    45,501      95,832    83,034
 Service expense                   31,791    27,053      62,540    53,499
 Research and development expense  19,791    20,173      39,871    40,793
 Selling, general and
   administrative expenses         32,344    41,709      64,710    80,406
 Restructuring charge (see note 5)  4,623         0       4,623         0
                                 --------  --------    --------  --------
Total costs and expenses          136,324   134,436     267,576   257,732
                                 --------  --------    --------  --------
Operating income                    3,977     5,881      15,650    11,087

Other income                        1,734     1,731       3,629     4,542
                                 --------  --------    --------  --------
Income before provision for
  income taxes                      5,711     7,612      19,279    15,629

Provision for income taxes          1,256     1,523       4,241     3,126
                                 --------  --------    --------  --------
Net income                       $  4,455  $  6,089    $ 15,038  $ 12,503
                                 ========  ========    ========  ========

Net income per common share      $    .19  $    .26    $    .64  $    .52
                                 ========  ========    ========  ========

Weighted average number of shares of
 common stock and common stock
 equivalents                       23,758    23,832      23,671    24,089
                                 ========  ========    ========  ========

See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
                                            June 30,   December 31,
ASSETS                                        1996        1995
- ------------------------------             ---------    ---------
                                          (Unaudited)
Current assets:
 Cash and cash equivalents               $ 81,735      $ 91,592
 Marketable securities                     64,125        63,505
 Accounts receivable, net                 144,740       165,643
 Inventories:
   Finished products                       42,117        35,640
   Work-in-process                          1,353         1,174
   Parts and assemblies                    32,600        24,457
                                        ---------     ---------
                                           76,070        61,271

Prepaid expenses                           14,274        10,901
Other current assets                       18,595        22,331
                                        ---------     ---------
   Total current assets                   399,539       415,243

Property, plant and equipment, at cost    338,670       323,529
Less: accumulated depreciation            217,146       207,148
                                        ---------     ---------
   Net property, plant and equipment      121,524       116,381
Other assets, net                          76,625        76,185
                                        ---------     ---------
   Total assets                          $597,688      $607,809
                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------
Current liabilities:
Accounts payable                         $ 21,884      $ 31,842
Accrued expenses:
 Payroll                                   18,171        20,235
 Other                                     31,159        38,129
Income taxes payable                        2,760         8,617
Short-term borrowings and obligations       3,446         5,050
Deferred revenue                           17,593        18,377
                                        ---------     ---------
   Total current liabilities               95,013       122,250

Long-term obligations and deferrals         4,215         7,168

Stockholders' equity:
Common stock, $.01 par value, 150,000,000
 shares authorized, 25,987,173 and
 25,743,776 shares issued and outstanding,
 respectively                                 260           257
Junior common stock, $.01 par value,
 500,000 shares authorized                      0             0
Additional paid-in capital                213,914       208,308
Retained earnings                         362,942       347,904
Cumulative translation adjustment          (2,638)       (2,060)
                                        ---------     ---------
                                          574,478       554,409

Less: 2,400,000 shares in treasury,
  at cost                                 (76,018)      (76,018)
                                        ---------     ---------
   Total stockholders' equity             498,460       478,391
                                        ---------     ---------
   Total liabilities and stockholders'
     equity                              $597,688      $607,809
                                        =========     =========

See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

                                                     Six Months Ended
                                                  ----------------------

                                                   June 30,     July 2,
                                                     1996        1995
                                                  ---------    ---------
Cash flows from operating activities:
  Net income                                      $ 15,038     $ 12,503

  Adjustment to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                     31,638       32,819
  Restructuring charge                               4,623            0

  Add (deduct) changes in working capital:

  (Increase) decrease in accounts receivable        20,874       (4,055)
  (Increase) decrease in inventory                 (14,800)         554
  Decrease in accounts payable and accrued
    liabilities                                    (22,259)      (4,949)
  Decrease in income taxes payable                  (7,199)     (21,368)
  Decrease in other working capital items             (399)      (3,180)
                                                  ---------    ---------
Net cash provided by operating activities           27,516       12,324

Cash flows from investing activities:

  Acquisition of property, plant and equipment     (26,956)     (23,437)
  Acquisition of businesses                              0       (2,967)
  Purchase of marketable securities                (12,365)     (77,170)
  Proceeds from sale and maturity of marketable
    securities                                      11,745       57,291
  Acquisition of other assets                      (12,265)     (12,270)
                                                 ---------    ---------
Net cash used in investing activities              (39,841)     (58,553)

Cash flows from financing activities:

  Net proceeds from employee stock plans             5,606        6,576
  Acquisition of treasury stock                          0      (38,846)
  Reduction of long-term debt                       (2,650)      (4,688)
                                                 ---------    ---------
Net cash provided by (used in) financing
  activities                                         2,956      (36,958)

Effect of exchange rate changes on cash               (488)       1,784
                                                 ---------    ---------
Net decrease in cash and cash equivalents           (9,857)     (81,403)

Cash and cash equivalents at beginning of year      91,592      191,934
                                                 ---------    ---------
Cash and cash equivalents at end of period        $ 81,735     $110,531
                                                 =========    =========

See accompanying notes.



STRATUS COMPUTER, INC.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 1996 and July 2, 1995

                                (Unaudited)
                              (In thousands)

1. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The information herein should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995. It is management's opinion that the accompanying statements reflect all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Fully diluted earnings per share has not been separately presented as the amount does not differ significantly from primary earnings per share.

4. There were no non-cash investing and financing activities for the first six months of 1996 or 1995. The Company made interest payments of $598 and $327 and tax payments of $8,572 and $23,329 in the first six months of 1996 and 1995, respectively.

5. During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning revenues with expenses, and to focus on new strategic product offerings to be launched in the coming months. The restructuring actions resulted in a charge of $4.6 million and included charges for workforce reductions and asset dispositions related to the discontinuation of certain product programs.



                          STRATUS COMPUTER, INC.

               Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of Operations.

Revenues

      Total revenues of $140,301 for the second quarter of 1996 were unchanged when compared to the second quarter of 1995. For the first six months of 1996, total revenues were $283,226, an increase of 5% from the same 1995 period.

      The Company's total product revenue declined 1% for the second quarter and increased 5% for the first six months of 1996 compared to the same prior year periods. The second quarter decline was somewhat mitigated by strong sales to the telecommunications industry. The second quarter decrease was due mainly to a 56% decline in software license revenue from the Company's S2 Systems, Inc. (S2) subsidiary offset by a 4% increase in hardware product revenue, resulting from stronger sales of the Company's Continuum family of fault-tolerant computer systems. For the first six months of 1996 compared to 1995, hardware product revenue increased 10% with strong sales to NEC, as well as in Korea and Mexico, somewhat offset by weakness in the U.S. and Europe. The increase was further offset by a 52% decline in software license revenue from S2.

      Domestic direct product revenues decreased 20% for the second quarter and 15% for the first six months of 1996 from the same prior year periods due mainly to weak sales into the retail and banking/brokerage industries. In the second quarter and first six months of 1996, direct product revenue in Europe declined 22% and 16%, respectively, from the same 1995 periods primarily the result of lower sales in Holland, Belgium and Germany. Asia/Pacific sales during the second quarter and first six months of 1996 remained flat and increased 9%, respectively, compared with the same periods of 1995. Higher revenues in Australia and Hong Kong were offset by lower sales in Japan. In summary, total international direct product revenues decreased 9% for the second quarter and increased 5% for the first six months of 1996 from the same prior periods.

       Product revenue from indirect channels increased 39% in both the 1996 second quarter and the first six months compared to the same prior year periods. Sales to NEC increased 75% and 94% for the second quarter and first six months of 1996, respectively, compared to the same 1995 periods. Sales to NEC represented 22% and 21% of total product revenue in the second quarter and first six months of 1996, respectively, compared to 12% and 11% of total product revenue in the same periods of 1995. Product revenue from international distributors increased 7% and decreased 6% in the second quarter and first six months of 1996, respectively, compared to the same 1995 periods as strong sales in Korea were offset by weakness in Europe.

      Total service revenue increased 3% for the second quarter and 6% for the first six months of 1996 from the same prior year periods. Professional services revenue increased 21% and 33% from the second quarter and first six months of 1995, respectively, primarily driven by several large system integration contracts. For the second quarter and first six months of 1996, maintenance and education revenues were level with the same 1995 periods.


Cost of Sales

     The gross margin on product revenue of 47% for the second quarter and first six months of 1996 declined three and five percentage points, respectively, from the gross margin on product revenue achieved in the corresponding 1995 periods. This was the result of increased competitive pressure, an aggressively priced Continuum product line that delivers substantial price/performance improvement, migration to the low end of the Company's product line and a significant drop in software license revenues which carry higher margins than traditional hardware product sales. Management believes that the downward pressure on product margins will continue, but at a slower pace.

     The gross margin on service revenue was 37% for the second quarter and 39% for the first six months of 1996. This compares to a 45% service margin realized in the second quarter and first six months of 1995. The decreased margins were due to a shift in the mix of service revenues, with a higher percentage generated from professional services versus maintenance contracts. The Company continues to see a shift in service revenues towards increased professional services sales, which yield a lower margin than traditional maintenance contract revenues. In addition, extended service warranties provided with the Continuum product offerings slowed revenue growth and added pressure on the service gross margin.

Other Operating Expenses

     Total operating expenses for the second quarter and first six months of 1996, excluding the restructuring charge, decreased 16% and 14%, respectively, from the corresponding 1995 periods reflecting benefits derived from the Company's restructuring actions initiated in the third quarter of 1995 and completed in the second quarter of 1996. As a percentage of total revenues, operating expenses declined to 37% for both the second quarter and first six months of 1996 from 44% and 45% for the second quarter and first six months of 1995, respectively.

        During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning revenues with expenses, and to focus on new strategic product offerings to be launched in the coming months. The restructuring actions resulted in a charge of $4.6 million and included charges for workforce reductions and asset dispositions related to the discontinuation of certain product programs.

      Research and development expense in the second quarter and first six months of 1996 decreased 2% from the same periods in 1995. As a percentage of total revenues, research and development expense was unchanged at 14%, for the second quarter of 1996 compared to the 1995 second quarter. For the first six months of 1996, R&D expense as a percentage of total revenues declined one percentage point to 14%, compared to the same 1995 period. Throughout the remainder of 1996, the Company will continue its long-standing commitment to provide leading edge hardware and software products to the on-line computing marketplace particularly in support of critical applications. Research and development efforts directed towards the Company's Continuum and RADIO (tm) product lines will be ongoing through the remainder of 1996. The Company will continue to enhance its Continuum product line, leveraged by the successful incorporation of Hewlett-Packard's industry leading PA-RISC microprocessor technology, and expanding its lower price point products. RADIO combines fault tolerant software from the Company's Isis Distributed Systems division with industry-standard hardware, operating system, and networking components. The Company will continue to invest in these technologies to bring competitive products to market, and to realize the benefits of purchased research and development.

      For the second quarter and first six months of 1996, selling, general and administrative expenses decreased 22% and 20%, respectively, from the same 1995 periods primarily due to the 1995 restructuring activities. Total selling, general and administrative expenses were 23% of net revenues for both the 1996 second quarter and the first six months as compared to 30% of net revenues for the corresponding 1995 periods. The Company's strategy in 1996 is to continue to focus the sales organization on strategic markets within vertical industries, expand indirect sales channels and improve selling efficiencies. In addition, the Company will continue to focus on effective cost management.

Other Income

     Other income for the second quarter was unchanged compared to the second quarter of 1995. For the first six months of 1996, other income decreased $913, compared to the same 1995 period. Interest income decreased due to an $84 million reduction in the Company's cash balance since January 1, 1995, primarily resulting from stock repurchase programs, the acquisition of businesses and the restructuring actions.

      The effective tax rate of 22% in 1996's second quarter and first six months compares to 20% in 1995's corresponding periods. The increase is primarily due to the expiration of the R&D tax credit and a change in the mix of taxable income in the Company's international subsidiaries.

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $145,860, a decrease of $9,237 from the balance at the beginning of the year. This decrease was primarily due to the increase of inventory balances in anticipation of volume shipments of new products in the second half of 1996, reductions of accounts payable and accrued liabilities, and the acquisition of property, plant, and equipment and other long-term assets.

     The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1996.

     At June 30, 1996, the Company had $3,978 in outstanding debt related to the Isis acquisition.

      Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $911 at June 30, 1996.

      The ratio of current assets to current liabilities for the Company as of June 30, 1996 was 4.2 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the capital resources are sufficient to meet the Company's financial requirements for the foreseeable future.

      The Company plans to invest approximately $60 million in capital improvements and software technologies in 1996.

      During the third quarter of 1995, the Company, after it had completed an evaluation of its economic model and cost structure, approved a plan to restructure its operations. As a result, in the third quarter of 1995, the Company recorded a $24.5 million restructuring charge for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. Of the total charges, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations. Approximately $3.0 million related to the restructuring was paid and charged against the reserve in the second quarter of 1996, completing this restructuring action.


Outlook and Risks

      On August 6, 1996, Gary E. Haroian resigned from his position as President and CEO. William E. Foster, the Company's founder and Chairman, was re-appointed as the Company's CEO. Mr. Foster, together with the senior management team, will focus on refining and improving the Company's business strategy.

      The Company's future operating results are dependent upon a number of factors, including the ability of the Company to continue to execute its strategy for growth. The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company will continue making investments to improve the functionality, serviceability and ease-of-use of its distributed computing products. In support of these product directions, the Company will continue to develop and deliver application software and professional services to high-growth vertical industries that require continuous availability. The Company's targeted markets include telecommunications, banking, brokerage, retail, travel and transportation, healthcare and gaming.

      A key challenge to the Company's continued growth is selling increased unit volumes of computer systems at competitive prices, while concurrently controlling the cost structure of the Company in an increasingly competitive environment. Increased volume shipments are dependent upon continued migration of the customer base to the Continuum family, timeliness to market with new products, winning new accounts in a fast and changing marketplace and market acceptance of the new distributed computing products.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 23, 1996, the Annual Meeting of Stockholders was held and, in addition to the ratification of the selection of Ernst & Young LLP as independent auditors (20,309,838 shares in favor; 26,698 shares against; 14,218 shares abstained), Messrs. Alexander V. d'Arbeloff, Gary E. Haroian and Robert M. Morill were elected as Directors of the Company to serve for a three year term (each receiving 20,139,238 votes).

Item 6.  Exhibits and reports on Form 8-K

         No reports on Form 8-K have been filed during the second quarter ended June 30, 1996.




SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                             STRATUS COMPUTER, INC.
                                              (Registrant)





Date  August 12, 1996                        ROBERT E. DONAHUE
- ---------------------                        ----------------------------
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer and Treasurer,
                                             hereunto duly authorized