Form 10-Q/A
period 1996-03-31
STRATUS COMPUTER INC
filed 1996-08-16
CIK 723610

Securities and Exchange Commission

                          Washington, D.C.  20549

- ----------------------------------------------------------------------------


                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1995              Commission File
                                                       Number 0-12064

- ----------------------------------------------------------------------------


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
                  (Telephone number, including area code)

- ----------------------------------------------------------------------------


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





Date August 16, 1996                         ROBERT E. DONAHUE
- ---------------------                        ----------------------------
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer and Treasurer,
                                             hereunto duly authorized