Form 10-Q
period 1996-09-29
STRATUS COMPUTER INC
filed 1996-11-13
CIK 723610

Securities and Exchange Commission

                          Washington, D.C.  20549


---------------------------------------------------------------------------


                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 29, 1996     Commission File
                                                  Number 0-12064


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

     Number of Common Shares outstanding at the latest practicable date, November 1, 1996: 26,012,642



STRATUS COMPUTER, INC.

INDEX TO 10-Q


Part I    Financial information

Item 1    Consolidated Financial Statements:
     Consolidated statements of operations (unaudited) - three months and nine months ended September 29, 1996 and October 1, 1995


     Consolidated balance sheets -
     September 29, 1996 (unaudited) and December 31, 1995


     Consolidated statements of cash flows (unaudited) - nine months ended September 29, 1996 and October 1, 1995


     Notes to consolidated financial statements (unaudited)


Item 2    Management's Discussion and Analysis of Financial
     Condition and Results of Operations


Part II  Other information

Item 1    Legal Proceedings

Item 6    Exhibits and reports on Form 8-K



PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)


                                   Third Quarter Ended   Nine Months Ended
                                 ----------------------  ------------------
                                  Sept. 29, Oct. 1,    Sept. 29,  Oct. 1,
                                    1996    1995          1996    1995
                                 --------  --------    --------  --------
Revenues:
 Product sales                   $101,618  $ 99,509    $282,256  $271,845
 Service                           48,392    51,234     150,980   147,717
                                 --------  --------    --------  --------
Total revenues                    150,010   150,743     433,236   419,562

Costs and expenses:
 Product cost of sales             55,117    49,949     150,949   132,983
 Service expense                   29,094    28,837      91,634    82,336
 Research and development expense  19,439    21,928      59,310    62,721
 Selling, general and
   administrative expenses         33,726    40,503      98,436   120,909
 Restructuring charge (see notes
   6 and 7)                             0    24,500       4,623    24,500
                                 --------  --------    --------  --------
Total costs and expenses          137,376   165,717     404,952   423,449
                                 --------  --------    --------  --------
Operating income (loss)            12,634   (14,974)     28,284    (3,887)

Other income                        1,520     3,389       5,149     7,931
                                 --------  --------    --------  --------
Income (loss) before provision
   for income taxes                14,154   (11,585)     33,433     4,044

Provision for (benefit from)
   income taxes                     3,397    (2,317)      7,638       809
                                 --------  --------    --------  --------
Net income (loss)                $ 10,757  $ (9,268)   $ 25,795  $  3,235
                                 ========  ========    ========  ========

Net income (loss) per common
   share                         $    .45  $   (.40)   $   1.09  $    .14
                                 ========  ========    ========  ========

Weighted average number of shares
 of common stock and common stock
 equivalents outstanding           23,816    23,066      23,719    23,836
                                 ========  ========    ========  ========

See accompanying notes.


STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

                                          Sept. 29,   Dec. 31,
ASSETS                                       1996       1995
------------------------------            ---------   ---------
                                         (Unaudited)
Current assets:
Cash and cash equivalents                $100,670    $ 91,592
Marketable securities                      40,117      63,505
Accounts receivable, net                  168,957     165,643
Inventories:
 Finished products                         44,363      35,640
 Work-in-process                            1,175       1,174
 Parts and assemblies                      27,774      24,457
                                        ---------   ---------
   Total inventories                       73,312      61,271

Prepaid expenses                           13,108      10,901
Other current assets                       18,437      22,331
                                        ---------   ---------
   Total current assets                   414,601     415,243

Property, plant and equipment, at cost    346,379     323,529
Less: accumulated depreciation            222,902     207,148
                                        ---------   ---------
   Net property, plant and equipment      123,477     116,381
Other assets, net                          77,270      76,185
                                        ---------   ---------
   Total assets                          $615,348    $607,809
                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------
Current liabilities:
Accounts payable                         $ 22,697    $ 31,842
Accrued expenses:
 Payroll                                   21,742      20,235
 Other                                     31,335      38,129
Income taxes payable                        4,493       8,617
Short-term borrowings and obligations       2,829       5,050
Deferred revenue                           19,239      18,377
                                        ---------   ---------
   Total current liabilities              102,335     122,250

Long-term obligations and deferrals         3,851       7,168

Stockholders' equity:
Common stock, $.01 par value, 150,000,000
 shares authorized, 25,991,260 and
 25,743,776 shares issued and outstanding,
 respectively                                 260         257
Junior common stock, $.01 par value,
 500,000 shares authorized                      0           0
Additional paid-in capital                213,953     208,308
Retained earnings                         373,699     347,904
Cumulative translation adjustment          (2,732)     (2,060)
                                        ---------   ---------
   Subtotal                               585,180     554,409

Less: 2,400,000 shares in treasury,
 at cost                                  (76,018)    (76,018)
                                        ---------   ---------
   Total stockholders' equity             509,162     478,391
                                        ---------   ---------
   Total liabilities and stockholders'
    equity                               $615,348    $607,809
                                        =========   =========


See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

                                                   Nine Months Ended
                                                 ----------------------

                                                  Sept. 29,    Oct. 1,
                                                   1996         1995
                                                  ---------   ---------
Cash flows from operating activities:
  Net income                                     $25,795      $ 3,235

  Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                   48,801       49,885
  Restructuring charge                             4,623       24,500

  Add (deduct) changes in working capital:

  Increase in accounts receivable                 (3,203)     (15,260)
  Increase in inventory                          (12,041)      (3,878)
  Decrease in accounts payable and accrued
   liabilities                                   (17,484)      (6,200)
  Decrease in income taxes payable                (5,465)     (25,553)
  Increase (decrease) in other working
   capital items                                   2,570       (4,221)
                                               ---------    ---------
Net cash provided by operating activities         43,596       22,508

Cash flows from investing activities:

  Acquisition of property, plant and equipment   (39,112)     (36,230)
  Acquisition of businesses                            0       (7,641)
  Purchase of marketable securities              (22,047)     (84,170)
  Proceeds from sale and maturity of
   marketable securities                          45,435       92,716
  Acquisition of other assets                    (20,704)     (13,594)
                                               ---------    ---------
Net cash used in investing activities            (36,428)     (48,919)

Cash flows from financing activities:

  Net proceeds from employee stock plans           5,648        8,630
  Acquisition of treasury stock                        0      (44,616)
  Reduction of long-term debt                     (3,150)      (2,785)
                                               ---------    ---------
Net cash provided by (used in)
 financing activities                              2,498      (38,771)

Effect of exchange rate changes on cash             (588)        (240)
                                               ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                  9,078      (65,422)

Cash and cash equivalents at beginning of year    91,592      191,934
                                               ---------    ---------
Cash and cash equivalents at end of period      $100,670     $126,512
                                               =========    =========

See accompanying notes.



STRATUS COMPUTER, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 1996 and October 1, 1995

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

4. On October 22, 1996, the Company's board of directors authorized the purchase of up to 1,200 shares of Stratus common stock on the open market. The purpose of the program is to enhance shareholder value. The purchase will be funded by normal working capital and will take place from time to time as market conditions warrant.

5. There were no non-cash investing and financing activities for the first nine months of 1996 or 1995. The Company made interest payments of $568 and $356 and tax payments of $10,447 and $25,850 in the first nine months of 1996 and 1995, respectively.

6. During the third quarter of 1995, the Company, after it had completed an evaluation of its economic model and cost structure, approved a plan to restructure its operations. As a result, in the 1995 third quarter, the Company recorded a $24,500 restructuring charge for the reduction of its worldwide workforce by approximately 575 employees as well as the consolidation of certain manufacturing and sales operations. Of the total charges, $13,000 was related to the workforce reduction and $11,500 was related to the consolidation of facilities and operations. This restructuring action was completed in the second quarter of 1996.

7. During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning revenues with expenses, and to focus on new strategic product offerings to be launched in the coming months. The restructuring actions resulted in a charge of $4,623 and included charges for workforce reductions and asset dispositions related to the discontinuation of certain product programs.


STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands)

Revenues

     Total revenues in the third quarter of 1996 were $150,010 compared to $150,743 in the third quarter of 1995. In the first nine months of 1996, total revenues were $433,236, an increase of 3% from the same 1995 period.

     The Company's total product revenue increased 2% in the third quarter and 4% in the first nine months of 1996 compared to the same prior year periods. Hardware product revenue increased 5% and 8% in the third quarter and first nine months of 1996, respectively, compared to the same 1995 periods. The third quarter and year to date increases were driven primarily by strong results in the telecommunications market sector, especially in the U.S., Japan and Korea.

     Domestic direct product revenues decreased 8% in the third quarter and 12% in the first nine months of 1996 from the same prior year periods, with telecommunications sales up 47% and 17%, and non-telecommunications sales down 32% and 25% in the corresponding periods . Total international direct product revenues decreased 17% for the third quarter and 4% for the first nine months of 1996 from the same prior periods. In the third quarter and first nine months of 1996, direct product revenue in Europe increased 11% and decreased 8%, respectively, from the same 1995 periods, while Asia/Pacific sales during the same periods decreased 37% and 14%, respectively, compared with the same periods of 1995.

      Product revenue from indirect channels increased 46% and 42% respectively, in both the 1996 third quarter and first nine months compared to the same prior year periods. Sales to NEC increased 147% and 114% in the third quarter and first nine months of 1996, respectively, compared to the corresponding 1995 periods. Sales to NEC represented 27% and 23% of total product revenue in the third quarter and first nine months of 1996, respectively, compared to 11% of total product revenue in the same periods of 1995. Product revenue from international distributors decreased 26% and increased 11% in the third quarter and first nine months of 1996, respectively, compared to the same 1995 periods. The third quarter decrease, due mainly to weak sales in Europe, was somewhat offset by increased sales in South Africa.

     Total service revenue decreased 6% in the third quarter and increased 2% in the first nine months of 1996 from the same prior year periods primarily driven by professional services revenue which decreased 20% and increased 13% from the corresponding 1995 periods. The third quarter decrease was due mainly to the completion of several large system integration contracts in the Company's hardware product business during the third quarter of 1995. In the third quarter and first nine months of 1996, maintenance and education revenues declined 2% and remained level, respectively, compared with the same 1995 periods.


Cost of Sales

     The gross margin on product revenue of 46% and 47% in the third quarter and first nine months of 1996, respectively, declined four percentage points from the corresponding 1995 periods. This was the result of increased competitive pressure, the unfavorable impact of foreign exchange rate movement and a decrease in software license revenues which carry higher margins than traditional hardware product sales. Management believes that the downward pressure on product margins will continue, but at a slower pace.

     The gross margin on service revenue was 40% in the third quarter and 39% in the first nine months of 1996. This compares to a 44% service margin realized in the third quarter and first nine months of 1995. The decreased margins were due to a shift in the mix of service revenues, with a higher percentage generated from professional services versus maintenance contracts. In addition, extended service warranties provided with the Continuum product offerings, combined with an increase in Continuum sales into the existing installed base, slowed revenue growth and added pressure on the service gross margin.

Other Operating Expenses

     Total operating expenses in the third quarter and first nine months of 1996, excluding the restructuring charges, decreased 15% and 14%, respectively, from the corresponding 1995 periods reflecting benefits derived from the Company's restructuring actions initiated in the third quarter of 1995 and completed in the second quarter of 1996. As a percentage of total revenues, operating expenses declined to 35% in the third quarter of 1996 compared to 41% in the 1995 third quarter, and declined to 36% in the first nine months of 1996 from 44% in the first nine months of 1995.

     During the third quarter of 1995, the Company, after it had completed an evaluation of its economic model and cost structure, approved a plan to restructure its operations. As a result, in the third quarter of 1995, the Company recorded a $24,500 restructuring charge for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. Of the total charges, $13,000 was related to the workforce reduction and $11,500 was related to the consolidation of facilities and operations. Approximately $3,000 related to the restructuring was paid and charged against the reserve in the second quarter of 1996, completing this restructuring action.

     During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning revenues with expenses, and to focus on new strategic product offerings to be launched in the coming months. The restructuring actions resulted in a charge of $4,623 and included charges for workforce reductions and asset dispositions related to the discontinuation of certain product programs. Approximately $3,400 was incurred and charged against the reserve.

     Research and development expense in the third quarter and first nine months of 1996 decreased 11% and 5%, respectively, from the same periods in 1995. As a percentage of total revenues, research and development expense decreased two percentage points to 13% in the third quarter of 1996 compared to the 1995 third quarter. In the first nine months of 1996, R&D expense as a percentage of total revenues declined one percentage point to 14%, compared to the same 1995 period. Throughout the remainder of 1996 and into 1997, the Company will continue its long-standing commitment to provide leading edge hardware and software products to the telecommunications and enterprise server marketplaces, particularly in support of mission critical applications. Research and development efforts directed towards the Company's Continuum and RADIO product lines will be ongoing. The Company will continue to enhance its Continuum product line, leveraged by the successful incorporation of Hewlett-Packard's industry leading PA-RISC microprocessor and HP-UX operating system technologies. RADIO combines availability software from the Company's Isis Distributed Systems division with industry-standard hardware and networking components, and Microsoft's Windows NT operating system. The Company will continue to invest in these technologies to bring competitive products to market, and to realize the benefits of purchased research and development.

     In the third quarter and first nine months of 1996, selling, general and administrative expenses decreased 17% and 19%, respectively, from the same 1995 periods primarily due to benefits from the 1995 restructuring activities and a shift to more of an indirect selling model. Total selling, general and administrative expenses were 22% and 23% of net revenues in the 1996 third quarter and the first nine months, respectively, as compared to 27% and 29% of net revenues in the corresponding 1995 periods. The Company's strategy is to continue to focus the sales organization on the telecommunications and enterprise server marketplaces, expand indirect sales channels and improve selling efficiencies. In addition, the Company will continue to focus on effective cost management.

Other Income

     Other income in the third quarter and first nine months of 1996 decreased $1,869 and $2,782, respectively, compared to the same periods in 1995. Interest income decreased due to a substantial reduction in the Company's cash balance since January 1, 1995, primarily resulting from stock repurchase programs, the acquisition of businesses and the restructuring actions.

     The effective tax rate of 24% and 23% in the third quarter and first nine months of 1996, respectively, compares to 20% in 1995's corresponding periods. The increase is primarily due to the expiration of the R&D tax credit and a change in the mix of taxable income in the Company's international subsidiaries.

Liquidity and Capital Resources

     At September 29, 1996, the Company had cash, cash equivalents and marketable securities of $140,787, a decrease of $14,310 from the balance at the beginning of the year. This decrease was primarily due to the increase of inventory balances in anticipation of volume shipments of new products in the latter part of 1996 and reductions of accounts payable and accrued liabilities.

     The Company has a Multicurrency Revolving Credit Agreement providing up to $50 million of borrowings through March 1997. There have been no borrowings against this Agreement, and the Company anticipates no borrowings during the remainder of 1996.

     At September 29, 1996, the Company had $3,283 in outstanding debt related to the Isis acquisition.

     Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $902 at September 29, 1996.

     The ratio of current assets to current liabilities for the Company as of September 29, 1996 was 4.0 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the capital resources are sufficient to meet the Company's financial requirements in the foreseeable future.

     The Company plans to invest approximately $72,000 and $70,000 in capital improvements and software technologies in 1996 and 1997, respectively.


Outlook and Risks

     On August 6, 1996, Gary E. Haroian resigned from his position as President and CEO. William E. Foster, the Company's founder and Chairman, was re-appointed as the Company's CEO. Mr. Foster, together with the senior management team, will focus on refining and improving the Company's business strategy.

     The Company's future operating results are dependent upon a number of factors, including the ability of the Company to continue to execute its strategy for growth. The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company will continue making investments to improve the functionality, serviceability and ease-of-use of its distributed computing products. In support of these product directions, the Company will continue to develop and deliver application software and professional services to high-growth market niches. The Company's targeted markets include telecommunications and the reliable enterprise server marketplace.

     A key challenge to the Company's continued growth is selling increased unit volumes of computer systems at competitive prices, while concurrently controlling the cost structure of the Company in an increasingly competitive environment. Increased volume shipments are dependent upon continued migration of the customer base to the Continuum family, timeliness to market with new products, development of indirect selling channels, winning new accounts in a fast and changing marketplace, and market acceptance of the new distributed computing products.


Stratus and Continuum are registered trademarks, and RADIO, Isis and Isis Distributed are trademarks of Stratus Computer, Inc. Other registered trademarks and trademarks are the property of their respective owners.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings, either outstanding or pending, with respect to the Company.

Item 6.  Exhibits and reports on Form 8-K

         No reports on Form 8-K have been filed during the third quarter ended September 29, 1996.


SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                             STRATUS COMPUTER, INC.
                                              (Registrant)





Date  November  12, 1996                 ROBERT E. DONAHUE
-------------------------                ----------------------------
                                         Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Treasurer,
                                         hereunto duly authorized