Form 10-K405
period 1996-12-29
STRATUS COMPUTER INC
filed 1997-03-31
CIK 723610

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For The Year Ended December 29, 1996         Commission File No. 0-12064


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

Title of each class             Name of each exchange on which registered
 Common Stock , $.01 par            NYSE, Boston Stock Exchange,
  value per share                     Chicago Stock Exchange, Pacific Stock
                                      Exchange
 Common Stock Purchase Rights       NYSE, Boston Stock Exchange,
                                      Chicago Stock Exchange, Pacific Stock
                                      Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $691,749,006 based on the last reported sale price of the Common Stock on the NYSE, Boston Stock Exchange, Midwest Stock Exchange, and the Pacific Stock Exchange on March 25, 1997.

Number of shares outstanding of each class of Common Stock as of March 25, 1997: 24,060,835 shares of Common Stock (par $.01).

DOCUMENTS INCORPORATED BY REFERENCE
                                             Part of Form 10-K into
     Document                                which incorporated

     Portions of Annual Report to
     Stockholders for the Year Ended
     December 29, 1996.                      Parts I, II and IV

     Portions of Proxy Statement for
     Annual Meeting of Stockholders
     on April 23, 1997.                      Part III


PART I

Item 1.   Business

     Founded in 1980, Stratus Computer, Inc. ("Stratus" or "the Company") offers a broad range of continuous availability computer hardware, software and service solutions to markets where computer availability is a critical need. Continuous availability, as compared to the term "high availability," refers to Stratus (r) systems' ability to substantially reduce the two main sources of downtime: 1) downtime due to unexpected system failures, such as hardware or operating system crashes, and 2) downtime associated with shutting down a system for planned maintenance and upgrade procedures. Stratus systems are used primarily in the telecommunications and enterprise server marketplaces for online transaction processing (OLTP), communications control, distributed computing and other interactive applications in which system availability, rapid high-volume processing and data integrity are critical. Examples of such applications include telecommunications network management, intelligent network services, electronic commerce via the Internet, World Wide Web and other enterprise networks, securities quotation and trading, stock exchange control, electronic funds transfer, automated teller machine networks, customer relationship management for retail and banking, credit authorization, home banking, travel reservation systems, managed health care administration, and lottery and gaming systems. In addition, Stratus' intelligent network middleware provides a standards-based Signalling System 7 (SS7) communications infrastructure and service creation environment capabilities for building and connecting applications to the intelligent network.

During 1996, Stratus fully joined the open systems world with two new platforms offering the Hewlett-Packard (tm) HP-UX (tm) and Microsoft (r) Windows NT (r) operating systems. These new products address the market's demand for open systems that are smaller and more widely affordable, that are easy to use, and that satisfy the ever-increasing need for reliability.

The Company remains focused on computer availability, and intends to leverage the technology advances of other companies such as Hewlett-Packard, Intel (r), and Microsoft to reduce costs and time to market for new generations of products. The Company plans to increase and improve performance, functionality and price/performance across its product lines to compete in broader markets.



PRODUCTS

Stratus is organized around three major product areas: a core business of continuously available hardware-based fault-tolerant computer systems; hardware and software products and services that deliver continuous availability in a distributed computing environment; and application software and professional services for targeted markets.

Core Business

     Stratus Continuous Processing (tm) systems are used as highly reliable and expandable computer "platforms" on which businesses run critical online business operations. Key Stratus product features which apply to this type of computing and provide a high level of application availability include:
1) a hardware-based fault-tolerant design, which provides uninterrupted operations in the event of hardware component failures; 2) online system administration; 3) remote online service; 4) modular expansion; 5) customer-replaceable components; 6) high-volume transaction processing; 7) systems compatibility; 8) support of industry standards; and 9) a productive development environment. Stratus systems link with other systems such as terminals, workstations, shop floor devices and retail terminals for user input and transaction collection, and with large systems such as mainframes and other superminicomputers for database, planning and other business applications.

     Stratus systems achieve fault tolerance through a proprietary hardware architecture, duplication of off-the-shelf microprocessors, and one of three operating systems - Stratus FTX (r), the Company's UNIX (r) System V.4-compliant operating system, the Company's implementation of the HP-UX operating system and the proprietary Stratus Virtual Operating System (VOS). Stratus' hardware-based fault-tolerant design requires no programming, a competitive advantage over most other fault-tolerant implementations. Stratus' multiprocessor architecture and operating systems are specifically designed to provide the functions and performance required by complex telecommunications-based applications and other online transaction processing. For example, the FTX, HP-UX and VOS operating systems distribute the processing workload across multiple microprocessors, allowing the system to handle heavy transaction loads efficiently, and permitting multiple users to access and update data simultaneously. To increase capacity, Stratus users simply add additional processors without rewriting software, a feature which permits economical online expansion.


In 1995, the Continuum (r) family of hardware fault-tolerant computer systems was announced. Using Hewlett-Packard PA-RISC microprocessors, Continuum systems provide up to four times the price/performance of the previous core product line, the XA/R (tm) Series of fault-tolerant systems, and represent the largest increase in price/performance in the Company's history. In June 1996, Stratus began shipments of the Continuum Series 400, an entry-level extension of the existing Continuum hardware family, and in November 1996, made the HP-UX operating system available on this new system.

	The Continuum Series offers three ranges of systems. Continuum Models 412, 415, 422, and 425 are entry-level systems. The Series 400's Peripheral Component Interconnect (PCI) I/O subsystem leverage off-the-shelf components to provide high-performance, industry-standard bus capabilities. This means the system's I/O options can be expanded as readily as technology allows. Continuum Models 610S, 610, 620, and 625 are midrange, high-performance systems that provide open, continuously available computing in distributed and departmental environments. Continuum Models 1210, 1215, 1220, 1225, and 1245, the family's high-end systems, offer the expandability and growth path customers need for large online transaction processing applications.

	The Continuum family offers high performance, guaranteed availability and open systems. Design innovations include incorporating up to 512MB memory on each CPU board, offloading the bus of memory traffic, dedicated
I/O processors and symmetric multiprocessing. The Continuum architecture allows users to expand system capabilities incrementally as needs increase. All Continuum models within each range utilize the same system logic cabinet and can be upgraded simply by swapping or adding processor boards. Designs of the memory, disk, and I/O subsystems also simplify incremental growth.
The Continuum 600 and 1200 Series supports up to three I/O communications processors, four logical RISC processors, 2GB of duplex memory, 178GB of duplex disk, and 84 I/O adapters which allow up to 1344 direct connect communications lines.

 	The Continuum Series' architecture enables the Company to offer one of the strongest availability guarantees in the industry. In the guarantee, the Company agrees to refund a month's maintenance fees to a customer if that customer experiences even one second of unplanned hardware, Stratus value-added software or operating system downtime. Stratus offers the availability guarantee in addition to the standard Stratus Continuum one-year hardware warranty.

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

    As with all Stratus systems, the Continuum Series is binary compatible among all models that support a chosen operating system and is source code compatible with all prior Stratus models, including the previous XA/R Series based on i860 microprocessors from Intel and the XA (tm) 2000 Series based on the 680X0 microprocessors from Motorola. Full source code compatibility protects existing software investments by allowing earlier applications to easily run on Continuum with only a recompile.

     The Continuum 600 and 1200 Series can be ordered with either the FTX or VOS operating system. The Continuum Series 400 can be ordered with either FTX or the HP-UX operating system. The Company offers Continuum systems that comply with central office environmental requirements for telephone operating companies throughout the world.

	The FTX operating system provides an industry-standard computing environment that complies with SVID (System V Interface Definition) Issue 3, POSIX 1003.1, and X/Open's XPG3 standard. FTX facilitates customers' implementations of heterogeneous networks based on open systems, and provides for the portability of applications from other UNIX systems. FTX is a fault-tolerant and scalable native port of UNIX System V, Release 4 Multiprocessing, maintaining all of the open features and benefits of standard UNIX, with added extensions for reliability, availability, and serviceability. In addition, FTX provides an adaptable UNIX environment that allows users to customize their telecommunications services to meet local requirements.

	The HP-UX operating system, running on the HP (tm) PA-RISC microprocessor, is one of the most open UNIX operating systems available in the industry today. It provides enterprise-level functionality, including broad scalability, high performance, a large number of application solutions, and integrated system and network management solutions. The HP-UX operating system also provides complete Application Binary Interface compatibility with other HP systems running HP-UX version 10.10. This means that a broad range middleware and applications currently operating on HP-UX version 10.10 can be moved without change to Stratus' implementation of the HP-UX operating system.

	The VOS operating system provides a sophisticated environment tuned to meet the needs of OLTP applications in critical online computing environments. VOS also supports a large portfolio of industry-specific applications that provide solutions to customers with critical computing needs.

     The Continuum Series also offers existing Stratus customers a migration path forward. This benefits customers in two ways: by preserving their investments in application software and ensuring a continued growth path for the future. All three operating systems give customers access to a wealth of end-user applications and layered software products including database solutions, communications, programming languages, development tools, interfaces and transaction monitors.


	Stratus' previous XA/R system family, equipped with RISC microprocessors, comprises twelve fully software compatible systems from entry-level models through powerful mainframe-class platforms. The entire XA/R family combines RISC technology with advanced cache memory design. In addition, the Models 15-S, 45-S, 55-S, 310, 320 and 330 offer symmetric multiprocessing for higher performance. This feature provides for a tightly coupled architecture in which multiple processor resources are available to any system or application task; system performance is thus improved. All system memory is available to all system processors, providing further system overhead savings.

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

Distributed Computing

     In the fourth quarter of 1996, RADIO (tm) Cluster (tm), the Company's Intel-based networked computer became generally available. RADIO Cluster combines Windows NT with software from the Company's Isis Distributed Systems (tm) division to provide the highest level of reliability in a PC superserver. Windows NT gives Stratus customers access to one of the fastest growing operating environments for PC-based servers. RADIO Cluster is the first PC cluster designed for application availability in the event of hardware or software failure. Redundancy of RADIO Cluster's compute processing, storage handling, and high-speed networking eliminates the single points of failure in PC servers.

	RADIO Cluster delivers a packaged, expandable PC server cluster with Compute, Storage and high-speed Network Nodes configured with Isis (tm) high availability software providing automatic recovery and fail-over for uninterrupted performance. In the event of component failures, application requests can be automatically re-routed to available RADIO Cluster Compute nodes permitting uninterrupted processing with transparent failover. Software from Isis is incorporated in the RADIO Cluster product to provide customers with a choice of availability levels: basic replicated disk storage and cluster management or high availability.

     All RADIO Cluster systems provide data protection as a standard availability enhancement. Customers can also select a high availability mode of operation, which provides fast restart and recovery in the event of failure of a process. For the most critical applications, customers can incorporate Isis technology in the application itself to achieve Active Replication (tm), in which the application runs in two or more locations in the network simultaneously. Active Replication guarantees continuous availability despite the failure of any one process or component.

     RADIO Cluster provides an integrated hardware and software platform that addresses scalability and upgradability. Its Pentium (r) and Pentium Pro (r) -based compute nodes can be upgraded to the latest Pentium Pro technology. This strategy allows Stratus' RADIO Cluster customers to immediately take advantage of the increased power and performance found in Intel's latest technology. Adding or upgrading computing performance or storage is achieved simply by sliding new nodes into the RADIO Cluster cabinet while RADIO Cluster continues to operate.

     All RADIO Cluster nodes are self diagnosing, hot pluggable and replaceable by the user. They are monitored by dedicated maintenance capabilities that automatically call a Stratus Customer Assistance Center in the event of a failure. Disk partitions can be replicated and automatically resynchronized should a failure occur. The entire system can be uniformly managed with powerful administrative and management capabilities that can be used locally or remotely.

     To implement high availability solutions, users simply add the Isis Availability Manager (IAM). This layered software product enables users to define, monitor and detect failures for recovery action, e.g., existing or off-the-shelf applications can be automatically restarted on any node, or disk partitions can be reallocated from failed storage units. IAM itself is replicated to remove any possibility of loss of such a key capability. The Company will also develop products from IAM-based scripts for popular Windows NT applications (e.g. IIS, SQL and ExChange).

	Products from the Company's Isis division provide the applications fault tolerance for distributed computing environments. This Isis software architecture, known as Active Replication, is a key differentiator of the RADIO Cluster product. Isis products operate on both Stratus and non-Stratus platforms. Isis products include: the Isis Reliable Software Developer's Kit for Windows (r) and Windows NT; Orbix+Isis (tm), a joint development effort between Isis and IONA Technologies Limited of Dublin, Ireland; and Isis for database. Isis has customers worldwide in the financial service, telecommunications, manufacturing and scientific computing fields.

Application Software

     Application software and professional services that solve business problems by fully utilizing Stratus continuous processing and other distributed computing capabilities, are provided by the company's wholly-owned software subsidiaries, S2 Systems, Inc. (S2)(tm) and the TCAM Group of companies (TCAM)(tm), as well as select third parties such as software houses, systems integrators and value-added resellers.

     S2 is a leading supplier of business electronic commerce (EC) gateway, EC payments, EC healthcare and EC decision support systems software and professional services. S2 specializes in the EC needs of the financial services, retail and healthcare/insurance industries as well as other evolving markets worldwide.

     S2 supports the needs of the "extended bank" through electronic funds transfer and other electronic banking services offered through ATMs, point-of-sale devices, in-branch terminals, or in a home, office or wherever an Internet connection can be found. In retailing, S2 specializes in enterprise retailing including electronic payments, customer-specific marketing rewards and data mining, and supply chain management EC software. For healthcare and insurance, S2 supplies managed care, health claims processing, electronic data interchange and broad EC gateway capabilities that drive integrated healthcare networks. S2's products include the Network Express (tm) line of EC gateway and middleware products, ON/2 (r) and OpeN/2 for EC banking and electronic payments, HealthLine (tm) for EC healthcare systems and Customer Relationship Marketing for retail and banking EC decision support.

     TCAM is a leading provider of application software and services to the worldwide securities and brokerage industry, and provides solutions to several of the largest market makers in the NASDAQ equities market and the London Stock Exchange.

     Both S2 and TCAM software is available in client/server, PC, distributed and continuous availability computing environments.

     Stratus, the Stratus logo, Continuum, FTX, StrataLINK, and StrataNET are registered trademarks, and RADIO, RADIO Cluster, Selectable Availability, Isis, Isis Distributed Systems, Continuous Processing HealthLine, Active Replication, Orbix+Isis, XA/R and XA are trademarks of Stratus Computer, Inc. ON/2 is a registrated trademark and S2 and Network Express are trademarks of S2 Systems, Inc. TCAM is a trademark of TCAM Systems, Inc. All other trademarks are the property of their respective owners.


MARKETING AND SALES

Markets

     The Company's business objective is to be a leading supplier of hardware, software and service solutions to targeted telecommunications and enterprise server marketplaces where computer availability is a critical need. During 1996, Stratus realigned engineering, sales, and marketing efforts to better focus on growth opportunities in the targeted markets. Telecommunications service providers use Stratus systems at critical points in their networks and operations support systems. Enterprise server applications support enterprise-wide computing in a client/server architecture. Examples of applications in the targeted marketplaces include telecommunications network management, intelligent network services, electronic commerce via the Internet, World Wide Web and other enterprise networks, securities quotation and trading, stock exchange control, electronic funds transfer, automated teller machine networks, customer relationship management for retail and banking, credit authorization, home banking, travel reservation systems, managed health care administration, and lottery and gaming systems. In addition, Stratus' intelligent network middleware provides a standards-based Signalling System 7 (SS7) communications infrastructure and service creation environment capabilities for building and connecting applications to the intelligent network.

	A headquarters staff of marketing professionals is employed with responsibility for direction of the field sales force, marketing strategy, technical support, advertising and public relations, customer and field training, competitive analysis and product planning.


Sales Channels

     Stratus sells its products and services to end users directly through its sales organization in the United States, Mexico, Canada, Western Europe, the Far East, Japan, Australia and New Zealand, South Africa, and indirectly through, or in conjunction with, its system integrators, VARs, application software houses and distributors. The Company's distributors are located in Central and South America, Central and Eastern Europe, the Middle East, Africa and the Far East. The Company also sells through certain general purpose OEMs such as NEC Corporation, Ing. C. Olivetti & C., S.p.A. (Olivetti), and L.G. Electronics (LGE).

     NEC Corporation has non-exclusive rights to sell Stratus' UNIX-based, fault-tolerant systems worldwide. Targeting the telecommunications market, NEC uses Stratus systems in a variety of applications, including integration with various NEC telecommunications solutions. During 1996, 1995 and 1994, product sales and service revenue from NEC accounted for 15%, 7% and 4% of total revenues, respectively. Olivetti has rights to distribute selected Stratus products on a non-exclusive basis in Italy and the rest of the world. LGE and its sister company, LGIC, a major Call Division Multiple Access (CDMA) switch manufacturer, have strong ties to the telecommunications marketplace in Korea. As members of the global giant, LG Group, part of their strategy includes marketing Stratus-based solutions outside of Korea, in countries such as the United States and China.

For information on sales by geographic region, see Note 13 in Notes to Consolidated Financial Statements included as part of the 1996 Annual Report to Stockholders, which Note is incorporated herein by reference.

Competition

     The Company faces intense competition from a growing number of companies who offer a wide spectrum of business-class servers and employ a variety of techniques aimed at maintaining system and data availability. Most of these companies offer their solutions to the same markets targeted by Stratus. While the Company's primary competitors are Tandem Computers, Inc., Hewlett-Packard Company, IBM Corporation, Sun Microsystems, Inc., and Digital Equipment Corporation, the Company expects to encounter additional competition in the future from vendors who integrate hardware and software products from such providers as Intel Corporation and Microsoft Corporation. Companies that fall into this category include Compaq Computer Corp. and Sequent Computer Systems, Inc. While its primary competitors are substantially larger and have significantly more resources, the Company believes that its singular focus on critical on-line business applications, its expertise in continuous availability, transaction processing, distributed computing, automated service and specialized application solutions provide unique advantages compared with those of its competitors. The Company also believes it competes successfully on the basis of product capabilities, price and life cycle costs, ease of programming and its third party marketing programs.


BACKLOG

     Part of the Company's manufacturing and distribution strategy is to minimize the elapsed time between receipt of customer purchase orders and delivery of equipment. The final completion of the Company's manufactured products is usually accomplished with standard parts and without the need for additional engineering, generally permitting shipment of products within 30 to 60 days from receipt of order. Throughout the Company's history a very substantial portion of quarterly shipments tend to be made in the last month of each quarter, and any backlog is generally filled within weeks of the beginning of the next quarter. For these reasons, the amount of backlog is not required in order to understand the Company's business.


RAW MATERIALS, SUBCONTRACT LABOR AND MANUFACTURING

     Essentially all of the Company's product manufacturing is located outside the United States at the Company's manufacturing facility in Dublin, Ireland. The Company purchases substantially all of its system component parts and peripheral devices from other manufacturers. The majority of printed circuit boards are purchased from board subcontractors in the United States who manufacture in accordance with production standards and quality controls established by Stratus. Presently, the Company believes it has adequate supplies and commitments from vendors to satisfy 1997 forecasted requirements; no delays in product shipments are expected. Most peripheral devices, assemblies and parts are available from a number of different suppliers, but certain integrated circuits, printed circuit boards, plastic parts, and disk and tape drives are purchased from single sources of supply.

	During the second half of 1996, the disk drive industry experienced a lack of capacity related to certain size disks. This situation is expected to continue into 1997; however, the Company believes that adequate supplies of current disk products will be available. In addition, the Company will introduce several new disk products during 1997 that are expected to be more readily available within the disk drive industry. The Company has not experienced any significant difficulties in obtaining supplies of memory devices, integrated circuits, peripherals, assemblies or parts, but shortages, if any, could result in production delays that may adversely affect its business.


PRODUCT DEVELOPMENT

     Hardware and software development expenditures are expected to remain in line with the general trend of product gross margin dollars over the next several years. The Company's total research and development expenditures, which include certain capitalized software development costs, were $90.3 million in 1996, $94.2 million in 1995 and $95.3 million in 1994. These investments reflect the Company's commitment to provide leading edge hardware and software products to the telecommunications and enterprise server marketplaces. The Company leverages base hardware and software technologies supplied by partners, with development activities primarily focused on technologies which enhance systems and applications availability. In 1996, the major development efforts were directed towards the Company's Continuum and RADIO Cluster product families, Isis software products and ongoing investments in industry-targeted application software from its S2 and TCAM subsidiaries.

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


EMPLOYEES

     As of December 29, 1996, the Company employed 2,293 persons.


Item 2.   Properties

     The Company currently occupies three buildings on a 112 acre site at its corporate headquarters location in Marlborough, Massachusetts. Two of the three buildings and the underlying land (approximately 27 acres) plus a 62 acre adjoining parcel are owned, while the third building is leased under an operating lease. In addition, the Company owns its manufacturing and office facility in Dublin, Ireland. The aggregate amount of office, engineering, manufacturing and customer service space that is owned is approximately 410,749 square feet.

     Information relating to the above facilities is set forth in the following table.


                                                 Owned/
                                       Floor     Leased
                                       Space   (Expiration
Plant Location        Use            (Sq. Ft.)    Date)     Renewals
--------------  ---------------      --------- ------------ -------

Marlborough,   Office, research and   202,087   Lease-2000  2 successive
MA             development                                  periods of
                                                            10 years each

Marlborough,   Office, engineering    198,341   Own
MA             and customer service

Marlborough,   Office, manufacturing  102,408   Own
MA             and engineering

Dublin,        Office and
Ireland        manufacturing          110,000   Own



     The Company's fiscal year 1996 annual rent for the leased facilities was approximately $2.2 million plus real estate taxes and other occupancy expenses.

     The Company also leases additional sales, customer service and education space at locations throughout the United States, Canada, Europe, the Far East, Japan, Australia and New Zealand, South Africa and Mexico at an aggregate annual rent of approximately $12.8 million for fiscal year 1996.



Item 3.   Legal Proceedings

     The Company is subject to legal proceedings and claims, including claims of patent infringement and other matters, which arose in connection with the acquisition of businesses. Management believes that the outcome of those matters will not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.



PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder
Matters

     The approximate number of holders of record of the Company's common stock at March 25, 1997 was 1,254. Additional information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 34 of the 1996 Annual Report to stockholders.


Item 6.   Selected Financial Data

     The information required by this item is incorporated herein by reference to the "Financial History" appearing on pages 14-15 of the 1996 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16-20 of the 1996 Annual Report to Stockholders.


Item 8.   Financial Statements and Supplementary Data

     The financial statements listed in the "Index to Consolidated Financial Statements" filed as part of the Annual Report, together with the report of Ernst & Young LLP dated January 21, 1997, are incorporated herein by reference to the "Financial Statements and Supplementary Data" contained in pages 21-35 of the 1996 Annual Report to Stockholders.


Item 9.   Disagreements on Accounting and Financial Disclosure

     None.



PART III

Item 10.  Directors and Executive Officers of the Registrant

A.   Directors of the Company:

     The information required by this item is incorporated herein by reference to the "Election of Directors" appearing on pages 2-4 of the Proxy Statement for Annual Meeting of Stockholders on April 23, 1997.

B.   The executive officers of the Company are as follows:

          Name             Age                 Position

     William E. Foster     52   Chairman, President and Chief Executive Officer

     Robert E. Donahue     48   Vice President, Finance and
                                Administration, Chief Financial Officer
                                and Treasurer

     Stephen C. Kiely      51   Vice President, Platform Products

     J. Donald Oldham      55   Vice President, Worldwide Sales

     David M. Weishaar     45   Vice President, Worldwide Operations
                                and Chief Quality Officer

     John F. Young         54   Vice President, Human Resources

     Eileen Casal          38   Vice President, General Counsel

     David P. Gamache      39   Vice President, Corporate Controller


     Mr. Foster, a founder of the Company, was, from February 1980, to January 1996, Chairman and Chief Executive Officer of the Company. From
1980 until November 1993, Mr. Foster also served as President of the Company. From January 1996, he has been Chairman and from August 1996, he has also been President and Chief Executive Officer of the Company.

     Mr. Donahue joined the Company in June 1986 as Corporate Controller. From June 1988 to October 1990, he served as Vice President of Finance and Corporate Controller. From October 1990 to April 1995, Mr. Donahue served as Vice President, Finance and Administration, Chief Financial Officer and Corporate Controller. From April 1994, he has served as Vice President, Finance and Administration, Chief Financial Officer and Chief Accounting Officer. From January 1996, he has also served as Treasurer. From June 1996 to March 1997, Mr. Donahue also served as President of the Company's S2 Systems, Inc. subsidiary (S2) and from December 1995 has served as Chief Executive Officer of S2.

     Mr. Kiely was, prior to joining the Company in 1994, Vice President for EON Corporation and prior to that from 1990 through June 1993 Vice President for Bull HN Information Systems, Inc. He joined the Company and was elected Vice President, Engineering in September 1994. From January 1996 to November 1996, he served as Vice President, Continuum Products Group. From November 1996, he has served as Vice President, Platform Products.

     Mr. Oldham joined the Company in March 1984 as Regional Director for the Company's Eastern Sales Region. In December 1990 he was appointed Vice President, Telecommunications Sales. In May 1994 he was elected Vice President, Telecommunications Division. He has served as Vice President Worldwide Sales since his election in October 1994.

     Mr. Weishaar joined the Company in August 1993 and was elected Vice President, Worldwide Operations and Chief Quality Officer. Prior to that time, he was Vice President of European Operations and prior to that Vice President, East Coast Operations for Sun Microsystems, Inc.

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

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the "Executive Compensation" appearing on pages 6-13 of the Proxy Statement for Annual Meeting of Stockholders on April 23, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the tables on pages 1 and 5 of the Proxy Statement for Annual Meeting of Stockholders on April 23, 1997.

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

(b)       Reports on Form 8-K

          None.



FINANCIAL HISTORY

In thousands except per share and employee amounts, unaudited

                                1996(1)    1995(1)    1994(2)    1993(2)    1992      1991      1990     1989     1988     1987
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                        $609,329   $587,922   $576,556   $513,680   $486,266  $448,632  $403,850 $341,327 $265,314 $184,150
-----------------------------------------------------------------------------------------------------------------------------------
Product revenue percent              67%        65%        72%        77%        79%       82%       84%      85%      88%      89%

Service revenue percent              33%        35%        28%        23%        21%       18%       16%      15%      12%      11%

Gross profit margin              269,771    284,732    321,961    292,811    289,070   267,312   237,995  207,613  160,787  117,281

Gross profit margin
percent to sales                   44.3%      48.4%      55.8%      57.0%      59.4%     59.6%     58.9%    60.8%    60.6%    63.7%

Operating expenses               219,637(1) 272,664(1) 252,283(2) 267,395(2) 220,649   205,241   186,913  153,920  115,671   86,494

Operating expenses
percent to sales                     36%        46%        44%        52%        45%       46%       46%      45%      44%      47%

Operating income                  50,134     12,068     69,678     25,416     68,421    62,071    51,082   53,693   45,116   30,787

Operating income
percent to sales                      8%         2%        12%         5%        14%       14%       13%      16%      17%      17%
-----------------------------------------------------------------------------------------------------------------------------------
Net income                       $43,520    $17,338    $60,982    $16,607    $56,945   $49,705   $36,987  $35,393  $29,344  $19,395
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow data

Net cash provided by
operating activities             $99,118    $48,090   $140,621   $121,919    $97,445   $81,127   $36,102  $21,622  $12,696  $15,197

Acquisition of property,
plant and equipment               48,165     54,734     53,858     33,668     60,759    31,478    27,395   36,963   17,807    9,801

Depreciation of property,
plant and equipment               41,790     42,864     40,395     35,111     31,778    28,910    19,893   16,889   10,547    8,056

Share Data

Average shares and equivalents
outstanding                       23,774     23,757     24,649     23,769     23,457    22,419    20,894   20,712   20,257   19,974

Net income per share               $1.83      $0.73      $2.47      $0.70      $2.43     $2.22     $1.77    $1.71    $1.45    $0.97

Common stock price
 High                             $34.87     $39.62     $38.50     $41.25     $54.25    $50.62    $29.00   $35.25   $31.50   $40.50
 Low                              $17.12     $23.37     $23.25     $20.25     $29.50    $20.75    $14.62   $19.25   $19.50   $15.25

Book value per share              $22.28     $20.49     $20.31     $18.13     $17.03    $14.18    $11.15    $9.12    $7.08    $5.34

Year end position

Total assets                    $638,921   $607,809   $613,410   $558,531   $467,182  $397,081  $327,574 $274,098 $199,787 $145,429

Working capital                  325,724    292,993    324,431    299,293    277,600   237,977   170,306  136,257  101,273   77,389
Long-term debt and obligations
under capital leases               2,460      5,330      7,849     10,879        523     2,552    14,267   29,402   10,170    6,157

Stockholders' equity             519,484    478,391    490,152    435,960    389,663   314,026   230,281  183,972  138,985  102,360

Return on average
stockholders' equity                  9%         4%        13%         4%        16%       18%       18%      22%      24%      22%

Employees                          2,293      2,441      2,878      2,610      2,622     2,492     2,381    2,147    1,711    1,224
-----------------------------------------------------------------------------------------------------------------------------------


<FN1> Operating expenses in 1996 and 1995 included charges of $4,623 and $24,500, respectively, to cover the cost of reducing the
Company's cost structure.

<FN2> Operating expenses in 1994 and 1993 included charges of $7,800 and $36,230, respectively, to write off purchased research and development acquired in connection with the Company's acquisitions.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the percentage relationships of income and expense items included in the Consolidated Statements of Income for the three years ended December 29, 1996 and the percentage changes in those items when compared to the preceding year.

                            Percentage of       Percentage increase
                            total revenues           (decrease)
                          1996  1995  1994     1996   1995   1994
-----------------------------------------------------------------
Product sales              67%   65%    72%     6%     (8%)    6%
Service revenue            33%   35%    28%    (1%)    27%    34%
-----------------------------------------------------------------
Total revenues            100%  100%   100%      4%     2%    12%
-----------------------------------------------------------------

Product cost of sales      35%   32%    29%     14%    11%     9%
Service expense            21%   20%    15%      8%    36%    30%
Research & development
 expense                   13%   14%    15%     (5%)   (1%)    5%
Selling, general
 & administrative expenses 22%   28%    28%    (18%)    3%     6%
Restructuring charge        1%    4%      -    (81%)   N/A    N/A
Charge for purchased
 research & development      -     -     1%     N/A    N/A   (78%)
Total costs and expenses   92%   98%    88%     (3%)   14%     4%
-----------------------------------------------------------------

Operating income            8%    2%    12%    315%   (83%)  174%
Other income, including
 interest income
 and interest expense       1%    2%     1%    (31%)   29%    42%
-----------------------------------------------------------------

Income before provision
 for income taxes           9%    4%    13%    162%   (72%)  152%
Provision for income taxes  2%    1%     2%    205%   (73%)   15%
-----------------------------------------------------------------

Net income                  7%    3%    11%    151%   (72%)  267%
-----------------------------------------------------------------



OVERVIEW
Stratus' business objective is to be a leading supplier of hardware, software and service solutions to markets where computer availability is a critical need. The Company's primary goal in 1997 is to accelerate the rate of revenue growth and further improve operating margins. New Continuum and RADIO Cluster products shipped in 1996 reached higher levels of systems and applications availability for centralized and client-server computing in the open systems world. These entry-level systems incorporate standard commodity hardware technologies and standard operating systems at lower price points. In June 1996, the Continuum Series 400, an entry-level extension of the Company's existing Continuum family of hardware fault-tolerant computer systems, began shipping. In November 1996, the Company's implementation of the HP-UX operating system became available on the Series 400, bringing fault tolerance to a diverse portfolio of applications.
     In the fourth quarter of 1996, RADIO Cluster, the Company's Intel-based networked computer achieved general customer availability. RADIO Cluster combines Windows NT with software from the Company's Isis Distributed Systems division to provide the highest level of reliability in a PC superserver.
     During 1996, the Company continued to strengthen the application software product offerings at its S2 and TCAM subsidiaries. As part of the Company's strategy of providing complete solutions to targeted markets, leading edge application suites are provided by these subsidiaries and supported much of the Company's hardware revenues in 1996. Major application products provided by S2 for electronic commerce and Internet initiatives include ON/2 and OpeN/2 for banking solutions, the Customer Relationship Marketing Suite for retail solutions and HealthLine for medical claims processing. The TCAM subsidiary provides securities trading, settlement, stock lending and exchange solutions.
     Products from the Company's Isis division provide the applications fault tolerance for distributed computing environments. This Isis software architecture, known as Active Replication, is a key differentiator of the RADIO Cluster product. Isis products operate on both Stratus and non-Stratus platforms.
     The Company remains focused on computer availability, and intends to leverage the technology advances of other companies such as Hewlett-Packard, Intel and Microsoft to reduce costs and time to market for new generations of products. The Company plans to increase and improve performance, functionality and price/performance across its product lines to compete in broader markets.

OPERATING RESULTS
The Company's 1996 net income of $43.5 million, or $1.83 per share, increased $26.2 million, or 151%, from 1995 net income of $17.3 million, or $0.73 per share. Net income in 1995 had decreased $43.6 million, or 72%, from 1994 net income of $61.0 million, or $2.47 per share.
     Operating income for 1996 and 1995 included restructuring charges of $4.6 million, or $0.15 per share, and $24.5 million, or $0.83 per share, respectively. Included in 1994 results was a charge of $7.8 million to write off purchased research and development acquired in connection with the Company's acquisitions. Excluding these charges, 1996 net income would have been $47.1 million, or $1.98 per share, 1995 net income would have been $36.9 million, or $1.55 per share and 1994 net income would have been $68.8 million, or $2.79 per share.

REVENUES
Total 1996 revenues increased $21.4 million to $609.3 million, 4% higher than 1995. This compares with an increase of $11.4 million, or 2%, from 1994 to 1995 and an increase of $62.9 million, or 12%, from 1993 to 1994. The increase in 1996 was primarily due to increased sales of the Company's Continuum family of hardware fault-tolerant computer systems.
     The following table details the percentage of product sales for each of the Company's distribution channels:

                                            PERCENT OF TOTAL
                                     1996        1995        1994
-----------------------------------------------------------------
Domestic direct                        38          44          46
International direct                   28          33          35
NEC                                    22          11           6
Distributors                           11           8           9
Olivetti                                1           4           4
-----------------------------------------------------------------
Total                                 100         100         100
-----------------------------------------------------------------


     The Company's product sales increased 6% in 1996 compared with 1995. This compares to an 8% decline in 1995 and 6% growth in 1994. The 1996 increase was driven primarily by increased hardware product revenues, up 9% in 1996, somewhat offset by lower software license revenues. Strong results in 1996 were realized in the telecommunications market sector, especially in the United States, Japan and Korea, while sales to the financial services and gaming industries declined.
     In 1996, international direct product sales declined 8% from 1995, following a decline of 12% in 1995 and an increase of 12% in 1994. International direct sales in 1996 were strong in the United Kingdom, Sweden and Mexico. This growth was more than offset by declines in Holland, France and Japan. The Company's 1996 direct product sales in the U.S. declined 9% from 1995 following declines of 12% and 2% in 1995 and 1994, respectively. The decline in the U.S. in 1996 was due mainly to lower sales in the financial services industry, mitigated by increased sales in the telecommunications industry.
     Revenue from the Company's indirect channels grew by 53% in 1996 compared to 1995, due primarily to increased sales to NEC. This followed increases of 9% in 1995 and 14% in 1994. Distributor sales increased 38% in 1996 compared to a decline of 22% in 1995 and growth of 26% in 1994. The 1996 year-over-year results included stronger sales in the Far East, Latin America and Africa. Revenues from NEC increased 111% in 1996 following increases of 70% in 1995 and 62% in 1994.
     The Company's service revenues declined 1% in 1996 compared with 1995. This compares to growth of 27% in 1995 and 34% in 1994. The decline in 1996 was due mainly to a 24% decrease in hardware professional services revenue primarily related to the completion of several large system integration contracts in 1995. This decline was partially offset by a 1% increase in hardware and software maintenance revenues related to an increase in the number of installed systems, and a 9% increase in consulting and support revenues in the Company's software business.

COST OF GOODS SOLD
Product sales generated a gross margin of 47% in 1996 compared with 51% in 1995 and 59% in 1994. The four point decline in product gross margin in 1996 was primarily the result of increased competitive pressure, an aggressively priced Continuum product line that delivers substantial price/performance improvement over previous lines, the unfavorable impact of foreign exchange rate movement and a decrease in software license revenues which carry higher margins than traditional hardware product sales.
     Service gross margins were 38%, 44% and 47% in 1996, 1995 and 1994, respectively. The decrease from 1995 to 1996 was due primarily to the decline in professional services revenues in the hardware business. In addition, the extended service warranties provided with the Continuum product offerings, combined with an increase in Continuum sales into the existing installed base, slowed service revenue growth and added pressure on the service gross margin.

RESEARCH AND DEVELOPMENT
The Company's investment in research and development of $79.8 million in 1996 decreased 5% from 1995, compared with a decrease of 1% in 1995 and an increase of 5% in 1994. Although spending has declined, R&D expense as a percent of revenue is significant and was 13% in 1996, 14% in 1995 and 15% in 1994. These investments reflect the Company's long-standing commitment to provide leading edge hardware and software products to the telecommunications and enterprise server marketplaces, particularly in support of mission critical applications. The Company leverages base hardware and software technologies supplied by partners, with development activities primarily focused on technologies which enhance systems and applications availability.
     In 1996, the Company's research and development efforts were directed towards its Continuum and RADIO Cluster product families, Isis software products and its ongoing investments in industry-targeted application software from its S2 subsidiary. Continuum is the latest generation of Stratus' traditional hardware-based fault-tolerant architecture, leveraged by the successful incorporation of Hewlett-Packard's industry-leading PA-RISC microprocessor technology and Stratus' implementation of the HP-UX operating system. The first models of the Continuum family were announced in 1995, and in 1996 accounted for more than half the revenues from new system shipments. Ongoing development investments will further leverage the PA-RISC strategy by producing Continuum models that offer increased performance and functionality and improved price/performance across the line.
     The Company announced the first models of its RADIO Cluster family late in 1995. Like Continuum, RADIO Cluster combines the Company's expertise in highly available computing with base technologies provided by best-of-breed partners - in this case Intel for microprocessors, and Microsoft for operating systems. RADIO Cluster uses distributed computing software technology developed by the Company's Isis division to achieve applications availability, with multiple processing, storage handling and high-speed networking nodes to eliminate single points of failure. The two product lines broaden the market reach of the Company's product offerings significantly.
     Management believes that ongoing expenditures in R&D, focusing on core competencies further leveraged by effective partnerships, are vital to future growth. The Company expects to continue to invest in these technologies in the normal course of its business cycle, to bring competitive products to market, and to realize the benefits of purchased research and development.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses decreased $29.1 million, or 18%, in 1996 to $135.2 million, compared with increases of $4.1 million, or 3%, and $9.5 million, or 6%, in 1995 and 1994, respectively. As a percentage of total revenues, SG&A expenses were 22% in 1996, down from 28% in both 1995 and 1994. The 1996 decrease was primarily a result of the 1996 and 1995 restructuring actions combined with a shift towards more of an indirect distribution model. The Company's strategy is to continue to focus the sales organization on the telecommunications and enterprise server marketplaces, expand indirect sales channels and improve overall selling efficiencies. In addition, the Company will continue to focus on effective cost management.

RESTRUCTURING
During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning expenses with revenues, and to focus on new strategic product offerings. As a result, a $4.6 million restructuring charge was recorded for workforce reductions and asset write-downs related to the discontinuation of certain product programs. This restructuring was substantially completed in 1996.
     During the third quarter of 1995, after completing an evaluation of the Company's economic model and cost structure, management approved a plan to restructure its operations. As a result, a $24.5 million restructuring charge was recorded for the reduction of the worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. The action was taken to re-size the expense structure of the Company as a result of a significant decline in gross margins, bringing expense levels in line with the new economic model. Of the total charge, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations. Approximately $9.5 million was paid and charged against the reserve in 1996, completing this restructuring action.

OTHER INCOME
Interest income decreased in 1996 primarily due to a lower average balance of cash and marketable securities during 1996 as compared to 1995. Interest expense was virtually unchanged from 1995 and relates primarily to interest on short-term borrowings and payment terms of the 1993 acquisition of Isis Distributed Systems, Inc. Through the use of forward foreign exchange contracts, the Company substantially negates the effects of foreign currency fluctuations on foreign currency denominated intercompany receivables and payables. The cost of hedging the Company's currency exposures is included in other income.

INCOME TAXES
The Company's effective tax rate was 23.3% in 1996, 20.0% in 1995 and 20.9% in 1994. The 1996 tax rate was higher than the previous two years due to a change in the mix of taxable income among the Company's subsidiaries.
     The Company has recorded a net deferred tax asset at December 29, 1996. Although realization is not assured, based on the Company's history of profitability and expectation of future taxable income, management believes it is likely that the deferred tax asset will be realized.

FINANCIAL CONDITION AND LIQUIDITY
The Company had cash and marketable securities of $174.9 million at the end of 1996. Corresponding balances were $155.1 million and $230.0 million at the end of 1995 and 1994, respectively. Total assets at year end increased to $638.9 million, compared with $607.8 million in 1995. Stockholders' equity increased to $519.5 million in 1996 from $478.4 million in 1995.
     Cash generated from operating activities was $99.1 million in 1996 compared to $48.1 million in 1995 and $140.6 million in 1994. The increase in cash generated from operating activities in 1996 compared to 1995 is attributable to higher profits in 1996, coupled with a decrease in other current assets and an increase in taxes payable.
     The Company used net cash of $13.7 million and $20.7 million for the acquisition of businesses in 1995 and 1994, respectively. There were no such expenditures during 1996.
     Capital expenditures were $73.3 million in 1996 compared to $77.9 million in 1995 and $67.0 million in 1994. The Company continues to invest in capital improvements and other long-term assets, principally software technologies used to broaden the functionality of product offerings and aimed at targeted markets. Investments will be made in amounts sufficient to support future growth and enhance operations in order to maintain the highest standards of overall quality. In 1997, the Company plans to spend approximately $70 million in capital improvements and software technologies.
     Net proceeds from the Employee Stock Purchase Plan and the Company's stock option plans were $10.5 million in 1996, $16.3 million in 1995 and $19.9 million in 1994. In April 1994, the Board of Directors authorized the purchase of up to 1.2 million shares of the Company's common stock on the open market. Approximately 0.9 million shares were repurchased under this authorization in 1994 for $31.4 million. In January 1995, the Board of Directors authorized the purchase of an additional 1.2 million shares of the Company's common stock on the open market. Repurchases under both authorizations in 1995 totaled 1.5 million shares at a total cost of $44.6 million. In October 1996, the Board of Directors authorized the additional purchase of up to 1.2 million shares of the Company's common stock on the open market. Approximately 0.5 million shares were repurchased under the authorization in 1996 for $12.6 million.
     The Company believes that funds necessary to support its operations in the foreseeable future will be generated by cash flow from operations, supplemented by continued stock issuance from the Employee Stock Purchase Plan and stock option plans.

OUTLOOK
Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its three principal business areas: the core product line of Continuum fault-tolerant computer systems, the new RADIO Cluster products for distributed computing and application software products provided by the Company's S2 and TCAM subsidiaries. The Company will align its product strategies to meet the industry-specific requirements of targeted growth markets, specifically the telecommunications and enterprise server markets.
     The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company plans to continue to invest in improvements in the functionality, serviceability and ease-of-use of its distributed computing products. The development and delivery of telecommunications middleware, application software and professional services will be targeted towards those market segments where computer availability is a critical need.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Forward looking statements made within this Report speak only as of the date made. The Company cautions readers to recognize that actual results could differ materially from those suggested, as a result of the following factors:
     The Company's future operating results are dependent upon the timing and market acceptance of new and enhanced product introductions, including but not limited to the Continuum family of computers and the RADIO Cluster products which began shipping in 1996. The transition of customers from existing to new products in a rapidly changing technological environment, as well as unexpected delays and/or cancellations in customer purchases of existing products in anticipation of new products, are inherent risks in this process.
     The Company historically ships a large percentage of its revenues towards the end of each quarter, making revenue forecasting unpredictable. In addition, product volumes and product and service mixes comprising the forecast are dependent upon customers' changing demands and needs.
As the Company increases its product and service offerings, the process of planning and forecasting revenue becomes increasingly difficult. Each of these factors may subject the Company to fluctuations in revenues and earnings.
     Essentially all of the Company's product manufacturing and many suppliers are located outside the United States. In conjunction with the forecast process discussed above, the Company must adjust operations to satisfy production requirements as the need for demand changes. Production capacity is dependent upon the ability of the Company's suppliers to provide components on time and at reasonable prices. Supply constraints, foreign currency exchange rate fluctuations, foreign country political and economic changes, as well as changes in export and trade regulations could adversely impact the Company's operations.
     In addition to its direct channels, the Company continues to expand its indirect distribution channels through resellers and distributors. The financial condition of, and ongoing business relationship with, such resellers and distributors is important to the Company's financial success. Fluctuations in channel mix may be significant and can have a significant impact on gross margins as a percentage of revenue and therefore on earnings per share.
     As the technology marketplace continues to emerge in anticipation of meeting customers' changing needs, the industry continues to experience competitive pressures on price and gross margins. Downward pressures on price and gross margins and unexpected revenue and margin trends may cause the Company to change its operations and as such, may adversely impact the Company's financial results.


CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 29, 1996, December 31, 1995 and January 1, 1995


In thousands, except per share amounts

                                    1996       1995        1994
-----------------------------------------------------------------
Revenues
Product sales                    $406,956    $383,850   $ 416,112
Service                           202,373     204,072     160,444
-----------------------------------------------------------------
Total revenues                    609,329     587,922     576,556
-----------------------------------------------------------------
Costs and expenses
Product cost of sales             214,580     187,935     170,044
Service expense                   124,978     115,255      84,551
Research and development expense   79,818      83,824      84,263
Selling, general and
 administrative expenses          135,196     164,340     160,220
Restructuring charge                4,623      24,500           -
Charge for purchased research
 and development                        -           -       7,800
-----------------------------------------------------------------
Total costs and expenses          559,195     575,854     506,878
-----------------------------------------------------------------
Operating income                   50,134      12,068      69,678
Interest income                     6,545       8,715       7,408
Interest expense                     (760)     (1,077)     (1,057)
Other income                          836       1,966       1,087
-----------------------------------------------------------------
Income before provision for
 income taxes                      56,755      21,672      77,116
Provision for income taxes         13,235       4,334      16,134
-----------------------------------------------------------------
Net income                        $43,520     $17,338     $60,982
-----------------------------------------------------------------
Earnings per share                  $1.83       $0.73       $2.47
Shares used to compute
 earnings per share                23,774      23,757      24,649
-----------------------------------------------------------------

See accompanying notes


CONSOLIDATED BALANCE SHEETS

At December 29, 1996 and December 31, 1995

In thousands, except share and per share amounts

                                     1996        1995
-----------------------------------------------------


Assets
Current assets
 Cash and cash equivalents       $131,683    $ 91,592
 Marketable securities             43,187      63,505
 Accounts receivable, net         175,061     165,643
 Inventories                       63,283      61,271
 Prepaid expenses                  14,540      10,901
 Other current assets              13,773      22,331
-----------------------------------------------------
Total current assets              441,527     415,243
-----------------------------------------------------

Property, plant and equipment,
 less accumulated depreciation    122,756     116,381
Other assets, net                  74,638      76,185
-----------------------------------------------------
Total assets                     $638,921    $607,809
-----------------------------------------------------

Liabilities and stockholders' equity
Current liabilities
 Accounts payable                $ 30,357    $ 31,842
 Accrued expenses:

   Payroll                         17,422      20,235
   Other                           34,204      38,129
-----------------------------------------------------
 Total accrued expenses            51,626      58,364
 Income taxes payable              13,564       8,617
 Short-term borrowings
 and obligations                    2,667       5,050
 Deferred revenue                  17,589      18,377
Total current liabilities         115,803     122,250
-----------------------------------------------------

Long-term obligations and
 deferrals                          3,634       7,168
Stockholders' equity
 Common stock, $.01 par value,
  150,000,000 shares authorized,
  26,252,242 and 25,743,776 shares
  issued and outstanding in 1996 and
  1995, respectively                  263         257
 Junior common stock, $.01 par value,
 500,000 shares authorized              -           -
 Additional paid-in capital       219,237     208,308
 Retained earnings                391,424     347,904
 Cumulative translation
  adjustment                       (2,826)     (2,060)
------------------------------------------------------
 Subtotal                         608,098     554,409
 Less: shares in treasury, at
  cost, 2,934,300 and 2.400,000
  shares in 1996 and 1995,
  respectively                    (88,614)    (76,018)
------------------------------------------------------
Total stockholders' equity        519,484     478,391
Total liabilities and
 stockholders' equity            $638,921    $607,809
-----------------------------------------------------

See accompanying notes


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the period January 2, 1994 to December 29, 1996

In thousands, except share amounts


                                              Additional                       Cumulative         Total
                                     Common     Paid-in   Retained  Treasury  Translation  Stockholders'
                                      Stock     Capital   Earnings    Stock   Adjustment         Equity
--------------------------------------------------------------------------------------------------------


Balance at January 2, 1994             $240   $168,095    $269,584  $      -       $(1,959)     $435,960

Repurchase of 888,523 shares of
 common stock                             -          -           -   (31,408)            -       (31,408)

Exercise of 641,881 options issued
 under employee stock option plans        7     12,291           -         6             -        12,304

Issuance of 329,272 shares of common
 stock under employee stock purchase
 plan                                     3      7,481           -         -             -         7,484

Foreign currency translation
 adjustment                               -          -           -         -           726           726

Tax benefit from non-qualified stock
 options                                  -      4,029           -         -             -         4,029

Compensation expense associated with
 grant of stock options                   -         75           -         -             -            75

Net income for the year ended
 January 1, 1995                          -          -      60,982         -             -        60,982
--------------------------------------------------------------------------------------------------------

Balance at January 1, 1995              250    191,971     330,566   (31,402)       (1,233)      490,152

Repurchase of 1,511,800 shares of
 common stock                             -          -           -   (44,616)            -       (44,616)

Exercise of 472,124 options issued
 under employee stock option plans        5      9,688           -         -             -         9,693

Issuance of 248,332 shares of common
 stock under employee stock purchase
 plan                                     2      6,588           -         -             -         6,590

Foreign currency translation
 adjustment                               -          -           -         -          (827)         (827)

Compensation expense associated with
 grant of stock options                   -         61           -         -             -            61

Net income for the year ended
 December 31, 1995                        -          -      17,338         -             -        17,338
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1995            257    208,308     347,904   (76,018)       (2,060)      478,391

Repurchase of 534,300 shares of
 common stock                             -          -           -   (12,596)            -       (12,596)

Exercise of 242,091 options issued
 under employee stock option plans        3      4,480           -         -             -         4,483

Issuance of 264,028 shares of common
 stock under employee stock
 purchase plan                            3      5,963           -         -             -         5,966

Foreign currency translation
 adjustment                               -          -           -         -          (766)         (766)

Tax benefit from non-qualified stock
 options                                  -        424           -         -             -           424

Compensation expense associated with
 grant of stock options                   -         62           -         -             -            62

Net income for the year ended
 December 29, 1996                        -          -      43,520         -             -        43,520
--------------------------------------------------------------------------------------------------------
Balance at December 29, 1996           $263   $219,237    $391,424  $(88,614)      $(2,826)     $519,484


See accompanying notes


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 29,1996, December 31, 1995 and January 1, 1995

In thousands                               1996        1995        1994
-------------------------------------------------------------------------


Operating activities
Cash flows from operating activities:
 Net income                             $ 43,520    $ 17,338    $ 60,982
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization            67,345      66,040      58,233
 Restructuring charge                      4,623      24,500           -
 Charge for purchased research
  and development                              -           -       7,800
 Add (deduct) changes in working capital:
   (Increase) decrease in accounts
     receivable                           (9,485)    (22,596)     20,756
   Increase in inventory                  (2,013)    (15,725)     (2,439)
   Increase (decrease) in accounts
    payable and accrued liabilities      (12,301)      7,233       2,751
   Increase (decrease) in income
    taxes payable                          4,947     (24,710)        (48)
   Net increase (decrease) in other
    working capital items                  2,482      (3,990)     (7,414)
-------------------------------------------------------------------------
Net cash provided by operating activities 99,118      48,090     140,621
-------------------------------------------------------------------------

Investing activities
Cash flows from investing activities:
 Acquisition of property, plant
  and equipment                          (48,165)    (54,734)    (53,858)
 Acquisition of businesses, net of
  cash acquired                                -     (13,711)    (20,659)
 Purchase of marketable securities       (31,557)   (119,945)    (87,276)
 Proceeds from sale and maturity
  of marketable securities                51,875      94,516      94,100
 Acquisition of other assets             (25,092)    (23,172)    (13,106)
-------------------------------------------------------------------------
Net cash used in investing activities    (52,939)   (117,046)    (80,799)
-------------------------------------------------------------------------

Financing activities
Cash flows from financing activities:
 Net proceeds from employee stock plans   10,511      16,344      19,863
 Acquisition of treasury stock           (12,596)    (44,616)    (31,408)
 Reduction of long-term debt              (3,531)     (3,187)     (2,684)
 Reduction of obligations under
  capital lease                                -           -        (514)
-------------------------------------------------------------------------

Net cash used in financing activities     (5,616)    (31,459)    (14,743)
-------------------------------------------------------------------------

Effect of exchange rate changes on cash     (472)         73         750
Net increase (decrease) in cash
 and cash equivalents                     40,091    (100,342)     45,829
-------------------------------------------------------------------------

Cash and cash equivalents at
 beginning of year                        91,592     191,934     146,105
Cash and cash equivalents at
 end of year                            $131,683    $ 91,592    $191,934
-------------------------------------------------------------------------


See accompanying notes


1.   SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The investment in the Company's joint venture with Axime S.A. of France (see Note 3) is accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.

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

Accounts receivable
The Company states its accounts receivable at their estimated net realizable value. The allowance for doubtful accounts was $8.3 million at December 29, 1996 and $8.6 million at December 31, 1995.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, plant and equipment
Property, plant and equipment is stated at cost. Depreciation expense of $41.8 million in 1996 and $42.9 million in 1995 was calculated using the straight-line method based upon the following estimated useful lives:

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

Intangible assets
The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Unamortized goodwill costs, included in other assets on the consolidated balance sheets, were $18.5 million at December 29, 1996 and $21.0 million at December 31, 1995. Goodwill is being amortized using the straight-line method over a period of seven years. The Company periodically evaluates the carrying value of intangible assets for impairment. Any impairment is charged to expense in the period identified.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include collectibility of accounts receivable, carrying value of inventory and recoverability of intangible assets, capitalized software and deferred tax assets. Actual results could differ from those estimates.

Revenue recognition
Revenue from product sales is generally recognized at the time of shipment. Software revenue is recognized at the time of delivery. Service, product support and professional services revenues are recognized over the contractual period or as the services are provided.

Income taxes
The Company provides deferred taxes to recognize temporary differences between financial reporting and tax accounting.
The Company's practice is to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate retained earnings only when it is advantageous to do so. Through the end of 1996, there was approximately $239.4 million of unremitted earnings from the Company's Irish manufacturing subsidiary. Additional U.S. taxes resulting from the incremental U.S. tax rate over the Irish tax rate will be provided if these earnings are remitted.

Foreign exchange contracts
The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. These contracts protect the Company from risk due to exchange rate movements, because gains and losses on the contracts offset losses and gains on the assets, liabilities and transactions being hedged. As of December 29, 1996 and December 31, 1995, the Company had $71.9 million and $87.2 million, respectively, of net foreign exchange contracts outstanding, predominantly in European currencies and Japanese yen. The maturities of foreign exchange contracts generally do not exceed six months. Foreign currency transaction gains and losses, which are included in other income, as well as unrealized gains and losses on forward foreign exchange contracts, are not material to the Company's consolidated financial statements.

Concentration of credit risk
The Company sells its products to customers in diversified industries, primarily in the United States, the Americas, Europe and the Asia Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.
     The Company invests its excess cash principally in deposits with major banks and in money market securities of companies and municipal government entities with strong credit ratings. These securities typically mature within three months of their purchase date and, therefore, are subject to minimal risk. The Company's investments in marketable securities consist primarily of time deposits, obligations of states and political subdivisions, U.S. and foreign government issues, commercial paper and corporate bonds. The weighted average maturity of these investments does not exceed eighteen months.

Employee stock plans
Proceeds from the sale of common stock issued under the employee stock option and purchase plans are credited to common stock at the par value.
The excess of the share price over par value is credited to additional paid-in capital. The Company's stock plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations (see Note 10).

Earnings per share
Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted earnings per share has not been presented as the amount does not differ significantly from primary earnings per share.

Effect of recent accounting pronouncements
In the first quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the Company's financial position or results of operations.
     In 1996, the Company also adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense was immaterial in 1996 and 1995.
Note 10 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share in 1996 and 1995 as if the Company had elected to recognize compensation expense based on the fair value at grant date of the stock options granted and the fair value at the end of the plan period for stock purchase shares issued, as prescribed by SFAS 123.

2. RESTRUCTURING

During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning expenses with revenues, and to focus on new strategic product offerings. The restructuring action resulted in a charge of $4.6 million and included charges for workforce reductions and asset write-downs related to the discontinuation of certain product programs. This restructuring was substantially completed in 1996.
     During the third quarter of 1995, after completing an evaluation of the Company's economic model and cost structure, management approved a plan to restructure its operations. As a result, a $24.5 million restructuring charge was recorded for the reduction of its worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. The action was taken to re-size the expense structure of the Company as a result of a significant decline in gross margins and to place expense levels in line with the new economic model. Of the total charges, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations.
     In 1995, the Company released approximately 450 employees. Also in 1995, approximately $15.0 million related to the restructuring was incurred and charged against the reserve. In the first six months of 1996, the remaining employees were released and approximately $9.5 million related to the restructuring was incurred and charged against the reserve, completing this restructuring action.
The restructuring charges and related reserves were recorded based on the best information available at the time. The facilities related reserves were established to recognize the lower of the amount of remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. Workforce-related charges, consisting principally of severance costs, were established based on specific identification of the number of employees to be terminated, their job classifications or functions and their location.

3. ACQUISITIONS AND STRATEGIC INVESTMENTS

In December 1995, the Company entered into a joint venture relationship with Axime, S.A. of Paris, France. The Company invested approximately $6.0 million in cash for 50% ownership of Axime's banking and retail application software and professional services business. This investment is accounted for using the equity method. The difference between the carrying amount of the investment and the underlying equity in net assets of the joint venture entity is being amoritized over seven years. The companies have combined their resources to develop, support and market certain integrated solutions for the Automated Teller Machines/Point of Sale (ATM/POS) market in France and other authorized countries. Axime has been an exclusive distributor of S2 products in France since 1988 and controls approximately 50% of that country's ATM/POS market.
     In July 1995, the Company acquired all the outstanding stock of Comercializacion TEA, S.A. DE C.V. (COMTEA), for approximately $4.1 million in cash plus additional consideration of up to $13.6 million based upon COMTEA's attainment, if achieved, of certain objectives over a three year period commencing at acquisition. COMTEA is a major distributor of Stratus hardware and software in Mexico. In addition to distributing Stratus continuously available hardware systems over the past three years, COMTEA also has distributed application software solutions from the Company's S2 Systems, Inc. subsidiary for banking, retail, credit authorization and inter-networking applications.
     In January 1995, the Company, through its TCAM Systems, Inc. subsidiary, acquired all the outstanding stock of Femcon Associates, Inc. for approximately $3.0 million in cash. Femcon Associates, Inc. provides system integration and customized software solutions to the worldwide securities industry, and offers a broad range of application solutions on PC, client/server, distributed and continuously available computing environments.
     In December 1994, the Company acquired certain assets of AST/Transact Ltd. of London (AST) for $2.9 million in cash. AST's primary product acquired by the Company is its UM-20 electronic funds transfer (EFT) and credit card processing software for retail banking. AST develops and markets retail banking application software and professional services to customers in the United Kingdom and continental Europe.
     In November 1994, the Company acquired all of the outstanding stock of the TCAM Group of companies (TCAM) for approximately $16.0 million in cash plus additional consideration of up to $33.0 million based upon TCAM's attainment, if achieved, of certain objectives over a three year period commencing at acquisition. The TCAM Systems Group includes TCAM Systems, Inc. in New York and TCAM Systems (U.K.) Ltd. in London and Edinburgh, Scotland. TCAM provides system integration and customized software solutions to the worldwide securities industry, and offers a broad range of application solutions on PC, client/server, distributed and continuously available computing environments.
     Each of the Company's acquisitions, with the exception of the Axime joint venture, has been accounted for using the purchase method of accounting. The excess cost over the fair value of the net assets is $26.2 million, which is being amortized on a straight-line basis over seven years. In connection with its acquisitions, the Company incurred a charge of $7.8 million in 1994 for purchased research and development. This amount was charged to operations because, in management's opinion, technological feasibility for this purchased research and development had not been established.
     The Company is subject to legal proceedings and claims, including claims of patent infringement and other matters, which arose in connection with the acquisition of these businesses. Management believes that the outcome of those matters will not have a material adverse effect on the Company's financial condition or results of operations.

4. AVAILABLE-FOR-SALE INVESTMENTS

Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments at December 29, 1996 and December 31, 1995 have been classified as being "available-for-sale", and are included in cash equivalents and marketable securities on the balance sheet.
     Available-for-sale investments are carried at fair value with the unrealized gains and losses reported in stockholders' equity. Unrealized gains and losses were not material in 1996 and 1995. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income. Realized gains and losses and declines in value judged to be other than temporary on investments are included in other income. Interest and dividends on investments are included in other income. The cost of investments sold is based on the specific identification method.

The following is a summary of available-for-sale investments at December 29, 1996 and December 31, 1995:

                                            Estimated   Estimated
                                           Fair Value  Fair Value
In thousands                                     1996        1995
-----------------------------------------------------------------

Time deposits at banks                      $ 74,155     $ 57,140
Obligations of states and political
 subdivisions                                 30,242       29,857
Government issues - U.S. and foreign           4,900       19,883
Commercial paper                                   -        1,853
Corporate bonds                                4,000        8,706
-----------------------------------------------------------------
Total available-for-sale investments        $113,297     $117,439
-----------------------------------------------------------------


5. INVENTORIES

Inventories consisted of the following:

In thousands                                     1996        1995
-----------------------------------------------------------------

Finished products                             $35,921     $35,640
Work in process                                 1,542       1,174
Parts and assemblies                           25,820      24,457
-----------------------------------------------------------------
Total inventories                             $63,283     $61,271
-----------------------------------------------------------------


6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

In thousands                                     1996        1995
-----------------------------------------------------------------

Land and improvements                        $  3,241    $  3,241
Buildings                                      33,620      31,714
Machinery and equipment                       267,083     234,419
Leasehold improvements                         24,282      26,128
Service and spare parts                        19,829      21,455
Construction in progress                        7,042       6,572
-----------------------------------------------------------------
Total property, plant and equipment           355,097     323,529
-----------------------------------------------------------------
Less accumulated depreciation                 232,341     207,148
Net property, plant and equipment            $122,756    $116,381
-----------------------------------------------------------------


7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Unamortized software development costs, included in other assets on the consolidated balance sheets, were $34.0 million and $34.3 million at December 29, 1996 and December 31, 1995, respectively. Amortization expense, along with adjustments to net realizable value, is included in product cost of sales, and amounted to $23.1 million in 1996, $20.6 million in 1995 and $16.7 million in 1994.


8. INCOME TAXES

The components of income (loss) before provisions for income taxes consisted of the following:

In thousands                         1996        1995        1994
-----------------------------------------------------------------
Domestic                        $(3,087)    $(27,157)     $13,010
Foreign                          59,842       48,829       64,106
-----------------------------------------------------------------
Income before provision for
 income taxes                   $56,755     $ 21,672      $77,116
-----------------------------------------------------------------


The provisions (benefits) for income taxes consisted of the following:

In thousands                         1996        1995        1994
-----------------------------------------------------------------
Current
Federal                           $   452    $ (3,312)    $ 6,612
State                                 295         250       1,216
Foreign                            11,518      14,465       9,666
-----------------------------------------------------------------
Total current                      12,265      11,403      17,494
-----------------------------------------------------------------
Deferred
Federal                               419      (4,612)       (759)
State                                 105        (382)       (192)
Foreign                               446      (2,075)       (409)
-----------------------------------------------------------------
Total deferred                        970      (7,069)     (1,360)
-----------------------------------------------------------------
Provision for income taxes        $13,235    $  4,334     $16,134
-----------------------------------------------------------------


The following table reconciles the Federal income tax rate to the tax rate used in the calculation of the provisions for income taxes as reported in the financial statements:

                                                1996        1995        1994
-----------------------------------------------------------------------------

Income tax at U.S. Federal statutory rate       35.0%       35.0%       35.0%
State income taxes, net of Federal benefit       0.5%       (0.4%)       0.9%
Foreign sales corporation exempt income             -       (0.6%)      (0.3%)
Tax effect of foreign operations               (13.8%)     (15.5%)     (17.3%)
Research and development credits                (1.3%)          -       (1.0%)
Tax exempt interest income                      (0.9%)      (3.4%)      (1.3%)
Goodwill                                         1.1%        1.6%        0.1%
Non-deductible charge in connection
 with acquisitions                                  -           -        3.5%
Other, net                                       2.7%        3.3%        1.3%
-----------------------------------------------------------------------------
Effective tax rate                              23.3%       20.0%       20.9%
-----------------------------------------------------------------------------

     The Company paid income taxes of $5.7 million in 1996, $26.3 million in 1995 and $18.4 million in 1994.
     The earnings from products manufactured and sold by the Company's Ireland manufacturing subsidiary are subject to a 10% tax rate through December 2010.
     The Company has research and development credit carryforwards of $3.8 million that begin to expire in the year 2005 and alternative minimum tax credit carry-forwards of $1.1 million which carry forward indefinitely. Deferred tax assets and (liabilities) as of December 29, 1996 and December 31, 1995 were comprised of the following:


In thousands                                     1996        1995
-----------------------------------------------------------------
Deferred tax assets
Depreciation/amortization                     $10,862     $ 9,773
Inventory/other reserves                       14,052      15,087
Carryforward losses, federal and
 state tax credits                              7,169       9,164
Deferred gain on sale of building                 698         925
Intercompany profit elimination                   741         856
Deferred compensation                             706       1,112
Other                                           3,128       3,070
-----------------------------------------------------------------

Total deferred tax assets                      37,356      39,987
Valuation allowance                            (3,947)     (3,947)
-----------------------------------------------------------------
Net deferred tax assets                       $33,409     $36,040
-----------------------------------------------------------------


9. DEBT

On January 3, 1997, the Company canceled its $50 million Multicurrency Revolving Credit Agreement because management believes that it is no longer needed. There were never any borrowings against this Agreement.
     In 1993, the Company issued $7.5 million of promissory notes and $4.1 million of deferred compensation obligations in connection with the Isis acquisition. The remaining balances of the promissory notes are payable in two annual installments of $1.5 million in each January of 1997 and 1998. These notes accrue interest at a floating rate equal to the sum of .00465 plus the applicable federal rate for mid-term obligations. The remaining deferred compensation of $0.2 million is payable in January 1997. These payments are non-interest bearing and thus were recorded at their net present value using a 6.5% discount rate. The fair values of these instruments are not significantly different from their carrying values at December 29, 1996.
     Certain subsidiaries have entered into credit arrangements with local banks, principally in the form of overdraft borrowings, for the purpose of short-term liquidity management. Borrowings under these agreements, whose carrying amounts approximated fair value, were $0.9 million and $1.9 million at December 29, 1996 and December 31, 1995, respectively, with weighted average interest rates of 4.8% in 1996 and 4.7% in 1995.
     The Company paid interest of approximately $0.6 million in 1996, $0.4 million in 1995 and $0.3 million in 1994.


10. STOCK PLANS

Employee option plans
The Company maintains three active stock option plans: the 1983 Stock Option Plan, the Non-Qualified Stock Option Plan and the 1997 Non-Qualified Stock Option Plan. The 1983 Stock Option Plan provides for the granting of both incentive stock options and non-statutory (non-qualified) stock options. The 1983 Stock Option Plan and the Non-Qualified Stock Option Plan have a maximum authorized number of shares available for grant of 9,380,200 and limit the number of shares for which options may be granted to any person in any fiscal year to a maximum of 100,000 shares. The 1997 Non-Qualified Stock Option Plan has a maximum authorized number of shares available for grant of 3,000,000. The option prices for non-qualified grants under all plans are determined by the Compensation and Stock Option Committee (the Committee) of the Board of Directors, subject to a minimum option price of not less than 50% of the fair market value of the stock at the time of grant for options issued under the 1983 Stock Option Plan. The option price for grants intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code, as amended, shall not be less than 100% of the fair market value of the stock on the date of grant. The terms of exercise of the options are also determined by the Committee. All options granted to date become exercisable in full not later than one year from the date of grant and vest over periods ranging from two to five years from the date of grant.
     At December 29, 1996 and December 31, 1995, a combined total of 930,927 and 1,638,344 shares, respectively, were available for future grants under the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. Substantially all options have been issued at the fair market value of the stock on the date of grant.
     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans, including its Employee Stock Purchase Plan. Accordingly, compensation expense was immaterial in 1996 and 1995. Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards (stock options) and at the end of the plan period for stock purchased under its Employee Stock Purchase Plan (stock purchase shares), consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been $37.8 million, or $1.59 per share, and $14.1 million, or $0.59 per share, in 1996 and 1995, respectively.
     The fair value of stock options granted and stock purchase shares issued during 1996 and 1995 was estimated at the date of the grant and the end of the plan period, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: volatility of 36.3% and 27.5%, respectively, risk-free interest rate of 6.13% and 5.99%, respectively, and no dividends. The weighted-average expected life was 4 years for stock options granted during 1996 and 1995. The effects on fiscal 1996 and 1995 pro forma net income and earnings per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options and stock purchase shares in future years.

Stock option activity was as follows:

                                 Shares under  Weighted average
                                   options      exercise price
--------------------------------------------------------------
Outstanding, January 2, 1994      2,825,874          $22.25
--------------------------------------------------------------

Granted                           1,236,475           28.35
Exercised                          (641,881)          19.18
Canceled                           (274,953)          26.03
--------------------------------------------------------------
Outstanding, January 1, 1995      3,145,515          $24.74
--------------------------------------------------------------
Exercisable, January 1, 1995      3,145,515          $24.74
--------------------------------------------------------------

Granted                           1,226,168           26.79
Exercised                          (472,124)          20.11
Canceled                           (708,487)          27.61
--------------------------------------------------------------
Outstanding, December 31, 1995    3,191,072          $25.58
--------------------------------------------------------------
Exercisable, December 31, 1995    3,191,072          $25.58
--------------------------------------------------------------

Granted                           3,779,521           20.08
Exercised                          (242,091)          20.14
Canceled                         (3,072,104)          26.53
--------------------------------------------------------------
Outstanding, December 29, 1996    3,656,398          $19.57
--------------------------------------------------------------
Exercisable, December 29, 1996    3,656,398          $19.57
--------------------------------------------------------------

     The weighted average fair value of stock options granted during 1996 and 1995 was $7.78 and $9.77, respectively. The weighted-average fair value of stock purchase shares issued during 1996 and 1995 was $7.61 and $9.95, respectively.
     Exercise prices for options outstanding under the Plans as of December 29, 1996 ranged from $11.87 to $40.00. The weighted-average remaining contractual life of those options is 8.14 years.
     During 1996, the Board of Directors authorized the Company to offer holders of all outstanding, unexercised stock options granted between January 1, 1994 and July 25, 1996 under the Company's stock option plans (old options) the opportunity to exchange such options for an equal number of options (new options) under the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. Approximately 2,467,000 shares were exchanged, with all new options issued at the fair market value ($17.125) of the Company's common stock on the date of the exchange (July 25, 1996). These new options were non-qualified and began a new four year vesting schedule.

Employee purchase plan
Under the Company's Employee Stock Purchase Plan, employees may purchase the Company's common stock, at a price equal to 85% of the fair market value of the stock, as defined. In April 1995, the shareholders approved an increase in the number of shares which may be issued under the Plan from 2,700,000 to 3,100,000. An amendment to the Purchase Plan was adopted by the Board of Directors on August 1, 1995, to ensure that the plan administrators were "disinterested persons" for purposes of Section 16(b)(3) of the Securities and Exchange Act of 1934. On April 19, 1994, the shareholders approved the amendment adopted by the Board of Directors to extend the Plan to December 31, 2004. Common stock reserved for future grants aggregated 172,938 and 437,015 shares at December 29, 1996 and December 31, 1995, respectively. There were 264,028 shares issued at an average price of $21.36 in 1996, 248,332 shares issued at an average price of $26.56 in 1995 and 329,272 shares issued at an average price of $22.76 in 1994.

Stockholder rights plan
In December 1990, the Company adopted a Stockholder Rights Plan and declared a distribution of Rights under the Plan to holders of record of common stock on December 20, 1990. The Plan is designed to assure that all Stratus Computer, Inc. stockholders receive fair and equal treatment in the event of any unsolicited attempt to acquire control of the Company. Under the Plan, each share of common stock carries one Right to purchase additional stock at a purchase price of $110.00 subject to adjustment in certain circumstances. The Rights are not exercisable or transferable apart from the common stock until ten days after, (i) another person or group of persons has acquired, or obtained the right to acquire, at least 20% of the common stock, (ii) notice of a tender or exchange offer that would result in another person or group of persons beneficially owning at least 20% of the outstanding shares of common stock or (iii) determination by the Board of Directors of the Company that a 15% stockholder is an "Adverse Person."
     On the occurrence of certain Triggering Events, as described in the Plan, holders of Rights become entitled, upon exercise, to purchase shares of the Company's common stock at a substantial discount. The Rights are redeemable by the Company for $0.01 per Right and expire on December 4, 2000.

Common stock repurchase programs
In April 1994, the Board of Directors approved a plan to repurchase up to
1.2 million shares of common stock on the open market. In fiscal 1994, the Company repurchased 888,200 shares at a cost of approximately $31.4 million under the program. On January 31, 1995, the Board of Directors approved a second open market share repurchase program to extend the total amount of shares to be repurchased by another 1.2 million shares for a total of 2.4 million shares. In fiscal 1995, the Company completed this program when it repurchased an additional 1,511,800 shares at a cost of approximately $44.6 million.
     In October 1996, the Board of Directors approved a plan to repurchase up to 1.2 million additional shares of common stock on the open market. In fiscal 1996, the Company repurchased 534,300 shares at a cost of approximately $12.6 million under the program.


11. EMPLOYEE BENEFIT PLAN

Stratus employee capital accumulation plan (SECAP)
The Company has a benefit plan available to all domestic employees which qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 2% to 15% of their salary, on a pre-tax basis, subject to certain statutory
limitations ($9,500 in 1996). The Company matches 100% of the first     1
1/2% automatically and an additional 1 1/2% of pre-tax contributions, up to a maximum of $4,500 per participant, based on performance criteria established by the Board of Directors. Contributions are invested at the direction of the employee in one or more investment funds. Company contributions accrued to the plan were $2.6 million in 1996 and $3.3 million in 1994. There were no Company contributions accrued to the plan in 1995.


12. COMMITMENTS

Lease obligations
The Company leases certain corporate and branch sales offices. The leases range from one to seven years and generally contain renewal options for periods ranging from one to twenty years and require the Company to pay all executory costs. The following is a schedule of required future minimum lease payments under operating leases at December 29, 1996:

                                                        Operating
In thousands                                               leases
-----------------------------------------------------------------
1997                                                       14,847
1998                                                       11,752
1999                                                        8,471
2000                                                        4,204
2001                                                        2,158
Subsequent years                                            3,147
-----------------------------------------------------------------
Total minimum lease payments                              $44,579
-----------------------------------------------------------------

     Total rental expense was $18.1 million in 1996, $18.7 million in 1995 and $16.3 million in 1994.


13. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates in one industry segment, the design, manufacture, marketing and service of hardware and software solutions to markets where computer availability is a critical need.

Geographic information for 1996, 1995 and 1994 was as follows:


in thousands                         1996        1995        1994
-----------------------------------------------------------------
Revenues
United States                    $274,892    $289,500   $ 310,864
Intercompany                       41,296      46,165      27,377
-----------------------------------------------------------------
Total United States               316,188     335,665     338,241
Ireland                           129,145      66,760      55,857
Intercompany                      155,342     110,003      89,909
-----------------------------------------------------------------
Total Ireland                     284,487     176,763     145,766
Europe                            107,136     124,956     122,812
Other international                98,156     106,706      87,023
Eliminations                     (196,638)   (156,168)   (117,286)
-----------------------------------------------------------------
Total revenues                   $609,329    $587,922    $576,556
-----------------------------------------------------------------

Operating income (loss)
United States                    $ (8,734)   $ (3,260)   $  9,010
Ireland                            42,642      29,741      47,158
Europe                              9,181     (16,918)      2,602
Other international                 6,588       3,960       9,302
Eliminations                          457      (1,455)      1,606
-----------------------------------------------------------------
Total operating income           $ 50,134    $ 12,068    $ 69,678
-----------------------------------------------------------------

Assets
United States                    $526,333    $507,638    $458,551
Ireland                           122,234      67,926      61,946
Europe                             62,585      72,335      47,121
Other international                48,893      51,180      38,155
Corporate assets (cash, cash
 equivalents and marketable
 securities)                      174,870     155,097     230,010
Eliminations                     (295,994)   (246,367)   (222,373)
-----------------------------------------------------------------
Total assets                     $638,921    $607,809    $613,410
-----------------------------------------------------------------


Intercompany transactions are accounted for at prices which approximate arm's length transactions.

The Company has distribution agreements with various companies including NEC. During 1996, 1995 and 1994, product sales and service revenue from NEC accounted for 15%, 7% and 4% of total revenues, respectively.

The 1994 operating results for the United States include a charge of $7.8 million to write off purchased research and development acquired in connection with the Company's acquisitions.



Unaudited Quarterly Financial Data

In thousands, except per share amounts and stock prices

                                                      Net Income
                    Total    Gross     Net Income        (loss)   Stock Prices
                    Revenues Profit     (loss)         Per Share  High     Low
-------------------------------------------------------------------------------
Fiscal 1996
First quarter      $142,925  $ 64,119    $10,583     $ 0.45      $34.87  $25.50
Second quarter      140,301    60,735      4,455       0.19       31.75   26.50
Third quarter       150,010    65,799     10,757       0.45       29.00   17.12
Fourth quarter      176,093    79,118     17,725       0.74       27.75   19.12
Total              $609,329  $269,771    $43,520     $ 1.83
-------------------------------------------------------------------------------
Fiscal 1995
First quarter      $128,502  $ 64,523    $ 6,414     $ 0.26      $39.62  $26.37
Second quarter      140,317    67,763      6,089       0.26       31.75   26.37
Third quarter       150,743    71,957     (9,268)     (0.40)      32.75   23.37
Fourth quarter      168,360    80,489     14,103       0.60       35.50   24.25
Total              $587,922  $284,732    $17,338     $ 0.73
-------------------------------------------------------------------------------
Fiscal 1994
First quarter      $135,407  $ 71,806    $11,389     $ 0.46      $31.75  $25.00
Second quarter      144,379    79,946     17,367       0.71       30.37   23.25
Third quarter       145,746    81,782     18,807       0.76       38.50   27.75
Fourth quarter      151,024    88,427     13,419       0.54       38.50   33.75
Total              $576,556  $321,961    $60,982     $ 2.47
-------------------------------------------------------------------------------


Second quarter 1996 results include a pre-tax charge of $4.6 million to cover the cost of workforce reductions and asset write-downs relating to the Company's software business.

Third quarter 1995 results include a pre-tax charge of $24.5 million to cover the cost of a 21% workforce reduction and the consolidation of certain manufacturing and sales facilities.

Fourth quarter 1994 results include a charge of $7.8 million to write off purchased research and development acquired in connection with the Company's 1994 acquisitions.

Stratus Computer, Inc. Common Stock is traded via the New York Stock Exchange, the Boston Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange under the trading symbol SRA. No dividends have been declared on the Common Stock.


REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stratus Computer, Inc.

We have audited the accompanying consolidated balance sheets of Stratus Computer, Inc. as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratus Computer, Inc. at December 29, 1996 and December 31, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

                                                  ERNST & YOUNG LLP

Boston, Massachusetts
January 21, 1997


DIRECTORS

Arthur Carr
Private Investor

Alexander V. d'Arbeloff
President and Chief Executive Officer, Teradyne, Inc.

Paul J. Ferri
General Partner, Matrix Partners

William E. Foster
Chairman and Chief Executive Officer, Stratus Computer, Inc.

Gardner C. Hendrie
Sigma Partners

Robert M. Morrill
Private Investor

Candy M. Obourn
Vice President, Eastman Kodak Company
President, Business Imaging Systems

Paul J. Severino
Founder and Former Chief Executive Officer, Bay Networks, Inc.

OFFICERS

William E. Foster
Chairman and Chief Executive Officer

Eileen Casal
Vice President, General Counsel

Robert E. Donahue
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer

David P. Gamache
Vice President, Corporate Controller

Stephen C. Kiely
Vice President, Platform Products

J. Donald Oldham
Vice President, Worldwide Sales

David M. Weishaar
Vice President, Worldwide Operations
and Chief Quality Officer

John F. Young
Vice President, Human Resources

CLERK

Richard N. Hoehn, Esq.
Partner, Choate, Hall & Stewart

VICE PRESIDENTS

Francois Barrault
Vice President, Sales, WESEMEA

Robert C. B. Cooper
Vice President, Distributed Computing Technology

Frank M. Coyle
Vice President, Information Services

Joe D. Croman
Vice President, Software Engineering

Joseph A. D'Angelo
Vice President, Business Development

Alain Daste
Vice President, International Sales

Winston Hui
Vice President, Asia Pacific Customer Service

Haruyoshi Iida
Vice President, Stratus Japan

Raefail K. Irvine
Vice President, Open Systems Engineering

Ivan M. Koon
President, S2 Systems

Karyn Lainis-Lantier
Vice President, Reliable Enterprise Systems

David J. Laurello
Vice President, Hardware Engineering

Marjorie Martin
Vice President, Continuum Products Engineering

Edward J. Mezzanotte
Vice President, Isis Distributed Systems

Eoin O'Driscoll
Vice President, Worldwide Manufacturing

Gary H. Okimoto
Vice President, Sales, Far East

Mark S. Quinlivan
Vice President, Professional and Technical Services

Geoffrey Sambells
Vice President, EMEA Customer Service

John H. Scanlon
Vice President, Telecommunications Systems

Ronald E. Staub
Vice President, Telecommunications Products

Richard M. Suech
Vice President, Americas Customer Service

Michael R. Thompson
Vice President, Americas Sales

Edward W. Turcotte
Vice President, Sales, U.S. Telecommunications

James S. Williams
Vice President, Channels




STRATUS COMPUTER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT AUDITORS


Item 14(a)                                             Reference
                                                         (page)
                                              ------         -------------
                                               Form           Annual Report
                                               10-K                to
                                                              Stockholder
                                              ------         -------------

Data incorporated by reference to the
attached 1996 Annual Report to
Stockholders:

  Consolidated Balance Sheets at
     December 31, 1995 and
     December 29, 1996                                              22

  For the years ended January 1, 1995,
     December 31, 1995 and
     December 29, 1996:

          Consolidated Statements of
          Income                                                    21

          Consolidated Statements of
          Stockholders' Equity                                      23

          Consolidated Statements of
          Cash Flows                                                24

          Notes to Consolidated Financial
          Statements                                                25-33

          Supplementary information:
          Quarterly Financial Data (unaudited)                      34




Consolidated schedule for the year ended
 December 29, 1996:

  II  -   Valuation and qualifying accounts     F-1

     All other schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

     The financial statements listed in the preceding index which are included in the 1996 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the preceding index, and pages 14-20 and 34 noted in items 5 through 7, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.




                     STRATUS COMPUTER, INC.


                          SCHEDULE II.
                VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 29, 1996




ACCOUNTS        BALANCE AT                             BALANCE AT
RECEIVABLE     BEGINNING OF                             END OF
ALLOWANCE         PERIOD     ADDITIONS  DEDUCTIONS(1)    PERIOD



FISCAL
YEAR 1994      $6,132,839     4,547,856    (2,087,061)  $8,593,634

FISCAL
YEAR 1995      $8,593,634     7,520,111    (7,478,021)  $8,635,724

FISCAL
YEAR 1996      $8,635,724     5,852,630    (6,168,457)  $8,319,897

(1) Write-offs of uncollectible accounts receivable net of recoveries.




                              F-1



INDEX TO EXHIBITS

3.1       - Articles of Organization of Registrant. (1)
3.1 (a)   - Amendments to Articles of Organization. (2) (4)
3.2 (b)   - By-Laws of Registrant, as amended through January 31, 1995, (1)
4.11      - Stock Option Plan (January 1983). (3)
4.11(a)   - Restatement of Employee Stock Option Plan dated
             January 28, 1992.(9)
4.11(b)   - Amendment to Option Plans dated January 25, 1994. (7).
4.11(c)   - Amendment to Option Plans dated January 31, 1995.
4.11(d)   - Amendment to Option Plans dated August 1, 1995, (10)
4.13      - Employee Stock Purchase Plan. (3)
4.13(a)   - Amended and Restated Employee Stock Purchase Plan dated
             April 21, 1992. (9)
4.13(b)   - Amendment to Employee Stock Purchase Plan dated January 25,
             1994.
4.13(c)   - Amendment to Employee Stock Purchase Plan dated January 31,
             1995.
4.13(d)   - Employee Stock Purchase Plan amended and restated as of
             August 1, 1995. (10)
4.15      - Non-Qualified Stock Option Plan (November 1984). (3)
4.15(a)   - Restatement of Non-Qualified Common Stock Option Plan dated
             January 28, 1992. (9)
4.15(b)   - Non-Qualified Common Stock Option Plan Restatement Number 4
             effective August 1, 1995. (10)
4.18      - Rights Agreement dated December 4, 1990. (5)
4.20      - 1997 Non-Qualified Common Stock Option Plan (January 1997).
10.18     - Lease dated January 30, 1990 between Registrant and LePercq
             Corporate Income Fund, L.P. (2)
13.0      - 1995 Annual Report to Stockholders (which is not deemed to be
             "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).
21.1      - Subsidiaries and Joint Ventures of the Registrant, filed herewith.
23.1      - Consent of Ernst & Young LLP, filed herewith.

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



SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 th day of March 1997.

                        Stratus Computer, Inc.


                         BY:  ROBERT E. DONAHUE
                              ---------------------
                              Robert E. Donahue, Vice President, Finance
                              and Administration, Chief Financial Officer
                              and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                        Title                      Date


WILLIAM E. FOSTER         Chairman, President, Chief       March 28, 1997
-----------------          Executive Officer and Director
(William E. Foster)      (Principal Executive Officer)




ROBERT E. DONAHUE         Vice President, Finance and      March 28, 1997
-----------------         Administration, Chief
(Robert E. Donahue)       Financial Officer and Treasurer
                         (Principal Financial Officer and
                          Principal Accounting Officer)


ARTHUR CARR               Director                         March 28, 1997
-----------
(Arthur Carr)


ALEXANDER V. D'ARBELOFF   Director                         March 28, 1997
-----------------------
(Alexander V. d'Arbeloff)


PAUL J. FERRI             Director                         March 28, 1997
-------------
(Paul J. Ferri)


GARDNER C. HENDRIE        Director                         March 28, 1997
------------------
(Gardner C. Hendrie)


ROBERT M. MORRILL         Director                         March 28, 1997
-----------------
(Robert M. Morrill)


CANDY M. OBOURN           Director                         March 28, 1997
---------------
(Candy M. Obourn)


PAUL J SEVERINO           Director                         March 28, 1997
---------------
(Paul J.Severino)



                          EXHIBIT 4.20


STRATUS  COMPUTER, INC.

1997 NON-QUALIFIED COMMON STOCK OPTION PLAN


1.	Purpose.  The purpose of this Plan is to advance the interests of
Stratus Computer, Inc. (the "Company") by providing an opportunity to selected employees and consultants of the Company and its subsidiaries (including foreign subsidiaries) to purchase common stock of the Company through the exercise of options granted under this Plan. By encouraging such stock ownership, the Company seeks to attract, retain and motivate employees of experience and ability. It is intended that this purpose will be effected by the granting of non-qualified stock options as provided herein.

2.	Effective Date.  The Plan became effective as of January 13, 1997.

3.	Stock Subject to the Plan.  The number of shares that may be granted under this Plan shall not exceed in the aggregate 3,000,000 shares of the Common Stock, $.01 par value, of the Company ("the "Shares").Any Shares subject to an option which for any reason expires or is terminated unexercised as to such Shares may again be the subject of an option under the Plan. In addition any Shares purchased by an optionee upon exercise of an option under this Plan that are subsequently repurchased by the Company pursuant to the terms of such option may again be the subject of an option under the Plan. The Shares delivered upon exercise of options under this Plan may, in whole or in part, be either authorized but unissued Shares or issued Shares reacquired by the Company.

4.	Administration.  This Plan shall be administered by a committee consisting of two (2) or more members of the Board of Directors of the Company (the "Board"), all of whom are "non-employee directors" as defined under
Section 16 of the Securities Exchange Act of 1934 (the "Committee"). Subject to the provisions of this Plan, the Committee shall have full power to construe and interpret the Plan and to establish, amend and rescind rules and regulations for its administration. Any decisions made with respect thereto shall be final and binding on the Company, the optionee and all other persons.

5.      Eligible Participants.    Options may be granted to such employees of
or consultants to the Company or any of its subsidiaries as are selected by the Committee.

6. Duration of the Plan. This Plan shall terminate on December 31, 2006, unless terminated earlier pursuant to Paragraph 10 hereof, and no options may be granted thereafter.

7.	Terms and Conditions of Options.  Options granted under this Plan shall be evidenced by stock option agreements in such form and not inconsistent with the Plan as the Committee shall approve from time to time, which agreements shall evidence the following terms and conditions:

(a) Price. Each option agreement shall specify the purchase price per share of stock payable upon the exercise of the option granted thereunder.

(b) Number of Shares. Each option agreement shall specify the number of Shares to which it pertains.

(c) Exercise of Options. Each option shall be exercisable for the full amount or for any part thereof and at such intervals or in such installments as is specified in the option agreement pertaining thereto; provided, however, that no option shall be exercisable with respect to any shares later than ten (10) years after the date of grant of such option.

(d) Notice of Exercise and Payment. Each option hereunder shall be exercisable only by delivery of a written notice to the Company's Treasurer or any other officer of the Company designated by the Committee to accept such notices on its behalf, specifying the number of Shares for which it is exercised. If said Shares are not at that time effectively registered under the Securities Act of 1933, as amended, the optionee shall include with such notice a letter, in form and substance satisfactory to the Company, confirming that the Shares are being purchased for the optionee's own account for investment and not with a view to distribution. Payment shall be made in full at the time the option is exercised. Payment shall be made (i) by cash or check, (ii) if permitted by the Committee, by delivery and assignment to the Company of Shares of Company stock having a fair market value (as determined by the Committee) equal to the option price, (iii) if permitted by the Committee, by promissory note, or (iv) by a combination of (i), (ii) and
(iii) (if applicable).

(e) Withholding Taxes; Delivery of Shares. The Company's obligation to deliver Shares of Common Stock upon exercise of the option, in whole or in part, shall be subject to the optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The optionee may satisfy the obligation, in whole or in part, by electing to have the Company withhold Shares of Common Stock having a value equal to the amount required to be withheld. The value of Shares to be withheld shall be based on the fair market value of the Shares on the date the amount of tax to be withheld is to be determined (the "Tax Date"). The optionee's election to have Shares withheld for this purpose will be subject to the following restrictions: (1) the election must be made prior to the Tax Date, (2) the election must be irrevocable, and (3) the election will be subject to the right of the Committee to disapprove the election.

(f) Termination of Options. Each option shall terminate and may no longer be exercised if the optionee ceases for any reason to be an employee of or consultant to the Company or any of its subsidiaries, subject to the following provisions:

        (i) if the optionee's employment shall have been terminated for any reason other than cause, death or disability, the optionee may at any time within a period of thirty (30) days after such termination of employment, if and to the extent permitted by the option agreement, exercise the option to the extent it was exercisable on the date of termination of the optionee's employment;

        (ii) if the optionee's employment shall have been terminated because of disability within the meaning of Section 22(e) (3) of the Internal Revenue Code of 1986, as amended (the "Code"), the optionee may at any time within a period not longer than one (1) year and one day after such termination of employment, if and to the extent permitted by the option agreement, exercise the option to the extent that the option was exercisable on the date of termination of the optionee's employment;

        (iii) if the optionee dies at a time when he might have exercised the option, then his estate, personal representative or beneficiary to whom it has been transferred pursuant to Paragraph 7(h) hereof may at any time within a period not longer than one (1) year after the optionee's death, if and to the extent permitted by the option agreement, exercise the option to the extent the optionee might have exercised it at the time of this death; and

        (iv) if the optionee's consulting engagement shall have been terminated, the optionee may thereafter exercise the option to the extent permitted by the option agreement; provided, however, that no option may be exercised to any extent by anyone after the date of expiration of the option.

(g)	Rights as Shareholder.  The optionee shall have no rights as a shareholder with respect to any Shares covered by his option until the purchase thereof.

(h)     Non-Transferability.    No option shall be transferable by the optionee
otherwise than by will or the laws of descent or distribution, and each option shall be exercisable during his lifetime only by him.

(i) Repurchase of Shares by the Company. Any Shares purchased by an optionee upon exercise of an option may in the discretion of the Committee be subject to repurchase by the Company if and to the extent specifically set forth in the option agreement pursuant to which the Shares were purchased.

8.	Stock Dividends; Stock Splits; Stock Combinations; Recapitalizations.
Appropriate adjustment shall be made in the maximum number of Shares of Common Stock subject to the Plan, to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company. Appropriate adjustment shall be made in the number, kind, and option price of Shares covered by any outstanding option hereunder to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company after the date such option is granted.

9.	Merger; Sales of Assets; Dissolution.  In the event of a change of the
Common Stock resulting from a merger or similar reorganization as to which the Company is the surviving corporation, the number and kind of Shares which thereafter may be optioned and sold under the Plan and the number and kind of Shares then subject to options granted hereunder and the price per share thereof shall be appropriately adjusted in such manner as the Board may deem equitable to prevent substantial dilution or enlargement of the rights available or granted hereunder. Except as otherwise determined by the Board of Directors, a merger or a similar reorganization which the company does not survive, or a sale of all or substantially all of the assets of the Company, shall cause every option outstanding hereunder to terminate, to the extent not then exercised, unless any surviving entity agrees to assume the obligations hereunder.

10.	Termination or Amendment of Plan.  The Board may at any time terminate the Plan or make such changes in or additions to the Plan as it deems advisable, provided that no such termination or amendment shall adversely affect or impair any then outstanding option without the consent of the optionee holding such option.




                          EXHIBIT 21.1



                  SUBSIDIARIES AND JOINT VENTURES:


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


     The following is a list of subsidiaries of Stratus World Trade Corp., all of which are wholly-owned:


                                                    ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer Belgium S.A.                   Belgium
Stratus Computer GmbH                           Germany
Stratus Computer B.V.                           Netherlands
Stratus Holding & Finance, B.V.                 Netherlands
Stratus Computer (H.K.) Ltd.                    Hong Kong
Stratus Computer Corporation                    Canada
Stratus Computer Japan Co., Ltd.                Japan
Stratus Computer S.A.                           France
Stratus Computer PTY, Ltd.                      Australia
Stratus Holding & Finance Company, Ltd.         Ireland
Stratus Computer AB                             Sweden
Stratus Computer AG                             Switzerland
Stratus Computer (Singapore) Pte. Ltd.          Singapore
Stratus Computer (NZ) Limited                   New Zealand
Stratus Computer Luxembourg S.A.                Luxembourg
Stratus Computer (Korea) Ltd.                   Korea
Stratus Computer Philippines, Inc.              Philippines
Stratus Computer (Pte) Ltd.                     South Africa

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

Stratus Computer S.A.                           Spain

     The following is an 80% owned subsidiary company of Stratus
Holding & Finance B.V. and a 20% owned subsidiary of Stratus World
Trade Corp.:

Stratus Italia S.R.L.                           Italy


     The following are wholly-owned subsidiary companies of Stratus UK Holding & Finance Company Limited:

Stratus Computer Ltd.                           United Kingdom
S2 Systems International Limited                United Kingdom
Stratus de Mexico S.A de C.V                    Mexico

     The following is an 90% owned subsidiary company of Stratus UK Holding & Finance Company Limited and a 10% owned subsidiary of
Stratus World Trade Corp.:

TCAM Systems UK Ltd.                            United Kingdom

     The following is a list of the Company's current joint ventures, all of which are 50% owned:

Astria S.A.                                     France




                          EXHIBIT 23.1


                Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stratus Computer, Inc. of our report dated January 21, 1997, included in the 1996 Annual Report to Stockholders of Stratus Computer, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-88104, 2-89901, 33-2174, 33-11864, 33-28742,
33-67758 and 33-64709 and Form S-3 No. 33-77764 and in the related prospectus) of our report dated January 21, 1997, with respect to the consolidated financial statements and schedule of Stratus Computer, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 29, 1996.


                                                ERNST & YOUNG LLP


Boston, Massachusetts
March 28, 1997