Form 10-Q
period 1997-03-30
STRATUS COMPUTER INC
filed 1997-05-14
CIK 723610

Securities and Exchange Commission

                          Washington, D.C.  20549

-------------------------------------------------------------------------------

                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 30, 1997         Commission File
                                                  Number 0-12064

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

      Number of Common Shares outstanding at the latest practicable date, May 6, 1997: 26,595,802


STRATUS COMPUTER, INC.
INDEX TO 10-Q


Part I    Financial information

Item 1    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Consolidated statements of income -
     three months ended March 30, 1997 and March 31, 1996

     Consolidated balance sheets -
     March 30, 1997 and December 29, 1996

     Consolidated statements of cash flows -
     three months ended March 30, 1997 and March 31, 1996

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


                                                    First Quarter Ended
                                                    --------------------
                                                    March 30, March 31,
                                                      1997      1996
                                                    --------   --------
Revenues:
  Product sales                                     $106,527   $ 91,119
  Service                                             49,138     51,806
                                                    --------   --------
Total revenues                                       155,665    142,925

Costs and expenses:
  Product cost of sales                               56,309     48,057
  Service expense                                     29,407     30,749
  Research and development expense                    20,516     20,080
  Selling, general and administrative expenses        32,947     32,366
                                                    --------   --------
Total costs and expenses                             139,179    131,252
                                                    --------   --------
Operating income                                      16,486     11,673

Other income                                           2,460      1,895
                                                    --------   --------
Income before provision for income taxes              18,946     13,568

Provision for income taxes                             4,168      2,985
                                                    --------   --------
Net income                                           $14,778   $ 10,583
                                                    ========   ========

Net income per common share                             $.62       $.45
                                                    ========   ========

Weighted average number of shares of
  common stock and common stock equivalents           24,009     23,623
                                                    ========   ========

See accompanying notes.


STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)



                                                    March 30,  December 29,
ASSETS                                                1997        1996
 ------------------------------                     ---------  ---------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $145,640   $131,683
  Marketable securities                               37,552     43,187
  Accounts receivable, net                           148,771    175,061
  Inventories:
    Finished products                                 39,709     35,921
    Work-in-process                                    2,393      1,542
    Parts and assemblies                              33,927     25,820
  Total Inventories                                 ---------  ---------
                                                      76,029     63,283

  Prepaid Expenses                                    18,513     14,540
  Other current assets                                13,775     13,773
                                                    ---------  ---------
       Total current assets                          440,280    441,527


Property, plant and equipment, at cost               359,041    355,097
Less: accumulated depreciation                       237,080    232,341
                                                    ---------  ---------
       Net property, plant and
         equipment                                   121,961    122,756

Other assets, net                                     72,805     74,638
                                                    ---------  ---------
       Total assets                                 $635,046   $638,921
                                                    =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------

Current liabilities:
  Accounts payable                                   $34,330    $30,357
  Accrued expenses:
    Payroll                                           17,247     17,422
    Other                                             29,131     34,204
  Income taxes payable                                17,061     13,564
  Short-term borrowings and obligations                2,342      2,667
  Deferred revenue                                    17,505     17,589
                                                    ---------  ---------
       Total current liabilities                     117,616    115,803

Long-term obligations and deferrals                    1,970      3,634

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000
    shares authorized, 26,461,085 and
    26,252,242 shares issued and outstanding,
    respectively                                         265        263
  Junior common stock, $.01 par value,
    500,000 shares authorized                              -          -
  Additional paid-in capital                         223,896    219,237
  Retained earnings                                  406,202    391,424
  Cumulative translation adjustment                   (3,764)    (2,826)
                                                    ---------  ---------
                                                     626,611    608,098

  Less: shares in treasury, at cost, 3,600,000
    and 2,934,300 shares, respectively              (111,151)   (88,614)
                                                    ---------  ---------
       Total stockholders' equity                    515,460    519,484
                                                    ---------  ---------
       Total liabilities and stockholders' equity   $635,046   $638,921
                                                    =========  =========


See accompanying notes.


STRATUS COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                     Three Months Ended
                                                   ----------------------

                                                  March 30,    March 31,
                                                    1997         1996
                                                  ---------    ---------
Cash flows from operating activities:
  Net income                                       $14,778      $10,583

  Adjustment to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                     19,295       15,869
  Add (deduct) changes in working capital:

  Decrease in accounts receivable                   26,290        5,997
  Increase in inventory                            (12,746)      (9,463)
  Decrease in accounts payable and accrued
   liabilities                                      (1,359)     (10,950)
  Increase (decrease) in income taxes payable        3,497          129
  Decrease in other working capital items           (4,569)      (1,405)
                                                  ---------    ---------
Net cash provided by operating activities           45,186       10,760

Cash flows from investing activities:

  Acquisition of property, plant and equipment     (10,480)     (15,213)
  Acquisition of businesses                              0            0
  Purchase of Marketable Securities                 (2,780)      (9,365)
  Proceeds from sale and Maurity of Marketable
   Securities                                        8,415        8,745
  Acquisition of other long-term assets             (6,609)      (6,748)
                                                  ---------    ---------
Net cash used in investing activities              (11,454)     (22,581)

Cash flows from financing activities:

  Net proceeds and benefits from employee
   stock plans                                       4,673          478
  Purchase of treasury stock                       (22,537)           0
  Reduction of long-term debt and capital
   lease obligations                                (1,479)      (2,650)
                                                  ---------    ---------
Net cash used in financing activities              (19,343)      (2,172)

Effect of exchange rate changes on cash               (432)         (12)
                                                  ---------    ---------
Net increase (decrease) in cash and cash
 equivalents                                        13,957      (14,005)

Cash and cash equivalents at beginning of year     131,683       91,592
                                                  ---------    ---------
Cash and cash equivalents at end of period        $145,640      $77,587
                                                  =========    =========

See accompanying notes.







                          STRATUS COMPUTER, INC.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     March 30, 1997 and March 31, 1996

                                (Unaudited)
                   (In thousands, except share amounts)

1. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-
  owned.   The  information herein should be read in conjunction  with  the
  annual report on Form 10-K for the year ended December 29, 1996.   It  is
  management's  opinion  that  the  accompanying  statements  reflect   all
  adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. The balance sheet at December 29, 1996, has been derived from the audited financial statements at that date.

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

4. There were no non-cash investing and financing activities for the first three months of 1997 or 1996. The Company made interest payments of $122 and $448 and tax payments of $1,638 and $2,565 in the first three months of 1997 and 1996, respectively.

5. During the first quarter of 1997, the Company completed its current stock repurchase program. This program to purchase 1,200,000 shares of Stratus common stock on the open market was authorized by the Company's board of directors on October 22, 1996.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128. Earnings per Share which is required to be adopted on December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all
  prior  periods.   Under  the  new requirements  for  calculating  primary
  earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 30, 1997 and March 31, 1996 of $.02 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not material.


STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands)


Revenues

      Total revenues of $155,665 for the first quarter of 1997 increased 9% from the corresponding period in 1996.

      The Company's total product revenue increased 17% from the first quarter of 1996. Hardware product revenue grew 15%, with strong year over year growth in the telecommunications and financial services markets of 58% and 38%, respectively. Application software license revenue increased 31% in the Company's wholly owned software subsidiary, S2(tm), driven primarily by strong sales in the financial services and healthcare markets.

      Domestic direct product revenues in the first quarter of 1997 were the same as the first quarter of 1996. International direct product revenues decreased 8% from 1996's first quarter due primarily to weak sales in Europe and Mexico. Product revenue from indirect channels increased 67% in the first quarter of 1997 compared to the same 1996 period. Sales to NEC increased 81%, and grew from 20% to 31% of total product revenue. Product revenue from other international distributors increased 36% from the first quarter of 1996, driven by strong sales to Olivetti and distributors in Latin America. Sales to Olivetti were primarily in the gaming and telecommunications markets.

      Total service revenue decreased 5% in the first quarter of 1997 from the corresponding period in the previous year primarily as a result of lower professional services from both the hardware and application software businesses. These decreases were the result of the completion of several large systems integration contracts and the related lower utilization rates.


Cost of Sales
     Total gross margin of 45% for the first quarter of 1997 was the same as the gross margin in the first quarter of 1996.

      Product gross margins of 47% for the first quarter of 1997 were unchanged from the corresponding 1996 period. Gross margins in the hardware business decreased slightly, offset by improved margins in the application software business. The hardware margin decline was primarily related to a shift in channel mix with increased indirect sales somewhat offset by manufacturing efficiencies gained as a result of increased volume. The application software increase relates to the increased volume of license sales.

     The gross margin on service revenue declined slightly in the first quarter of 1997 compared to the first quarter of 1996. This decrease was primarily due to the decline in professional services revenue noted above.


Other Operating Expenses

      Total operating expenses for the first quarter of 1997 increased 2% from the corresponding 1996 period. As a percentage of total revenues, operating expenses decreased to 34% in the first quarter of 1997 compared to 37% in the first quarter of 1996, reflecting the Company's strong focus on effective cost management combined with the increase in revenues described above.

     Research and development expense in the first quarter of 1997 increased 2% from the same period in 1996. As a percentage of total revenues, research and development expense decreased one percentage point to 13%, for
the  first  quarter of 1997 compared to the 1996 first quarter.   Throughout
the   remainder  of  1997,  the  Company  will  continue  its  long-standing commitment to provide leading edge hardware and software products to the telecommunications and enterprise server marketplaces, particularly in support of mission critical applications. Research and development efforts directed towards the Company's Continuum(r) and RADIO Cluster(tm) product
lines  will be ongoing.   The Company will continue to enhance its Continuum
product line, leveraged by the successful incorporation of the Hewlett-Packard(tm) industry leading PA-RISC microprocessor and HP-UX(tm) operating system technologies. RADIO Cluster combines availability software from the Company's Isis Distributed(tm) Systems division with industry-standard hardware and networking components, and the Microsoft(r) Windows NT(r) operating system. The Company will continue to invest in these technologies to bring competitive products to market, and to realize the benefits of purchased research and development.

      For the first quarter of 1997, selling, general and administrative expenses increased 2% from the same period in 1996. Total selling, general and administrative expenses were 21% of net revenues for the 1997 first quarter as compared with 23% for the same 1996 period. The Company's strategy is to continue to focus the sales organization on strategic opportunities within targeted vertical industries, expand indirect sales channels, and improve selling efficiencies. In addition, the Company will continue to focus on effective cost management.


Other Income and Expense

     Other income for the first quarter of 1997 increased $565 compared to the same 1996 period primarily due to an increase in interest income on higher levels of invested cash.

     The effective tax rate in the first quarter of 1997 of 22% decreased from 23% for the full year 1996. The reduction was due to a change in mix of taxable income in the Company's international subsidiaries. The tax rate for the first quarter of 1997 was the same as the first quarter of 1996.


Liquidity and Capital Resources

      At March 30, 1997, the Company had cash and cash equivalents of $145,640, an increase of $13,957 from the balance at the beginning of the year. This was primarily due to collection of accounts receivable and proceeds from employee stock plans, partially offset by purchase of inventory in preparation for product shipments in the second quarter of 1997, and one-time purchases for large multi-year rollouts of the prior generation of products.

      On January 3, 1997, the Company canceled its $50 million Multicurrency Revolving Credit Agreement because management believes it is no longer needed. There were never any borrowings against this Agreement.

      At March 30, 1997, the Company had $1,524 in outstanding debt related to the Isis(tm) acquisition.

      Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $804 at March 30, 1997.

     The ratio of current assets to current liabilities for the Company as of March 30, 1997 was 3.7 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

     The Company plans to invest approximately $75 million in capital improvements and software technologies in 1997.


Outlook

     Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its three principal business areas: the core product line of Continuum fault-tolerant computer systems, the new RADIO Cluster products for distributed computing and application software products provided by the Company's S2 and TCAM(tm) subsidiaries. The Company will align its product strategies to meet the industry-specific requirements of targeted growth markets, specifically the telecommunications, financial services, and enterprise server markets.

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


Factors That May Affect Future Results

     Forward looking statements made within this report speak only as of the date made. The Company cautions readers to recognize that actual results could differ materially from those suggested, as a result of the following factors:
     The Company's future operating results are dependent upon the timing and market acceptance of new and enhanced product introductions, including but not limited to the Continuum family of computers and the RADIO Cluster products which began shipment in 1996. The transition of customers from existing to new products in a rapidly changing technological environment, as well as unexpected delays and/or cancellations in customer purchases of existing products in anticipation of new products, are inherent risks in this process.

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

     In addition to its direct channels, the Company continues to expand its indirect distribution channels through resellers and distributors. One customer, NEC, represented 22% of total Company sales during the first quarter of 1997. The financial condition of, and ongoing business relationship with, such resellers and distributors is important to the Company's financial success. Fluctuations in channel mix may be significant and can have a significant impact on gross margins as a percentage of revenue and therefore on earnings per share.

     As the technology marketplace continues to emerge in anticipation of meeting customers' changing needs, the industry continues to experience competitive pressures on price and gross margins. Downward pressures on price and gross margins and unexpected revenue and margin trends may cause the Company to change its operations and as such, may adversely impact the Company's financial results.

Stratus, the Stratus logo, and Continuum are registered trademarks, and RADIO Cluster, Isis and Isis Distributed are trademarks of Stratus Computer, Inc. S2 is a trademark of S2 Systems, Inc. TCAM is a trademark of TCAM Systems, Inc. Hewlett-Packard and HP-UX are trademarks of the Hewlett-Packard Company. Microsoft and Windows NT are registered trademarks of Microsoft Corporation. Other registered trademarks and trademarks are the property of their respective owners.


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

No reports on Form 8-K have been filed during the first quarter ended March 30, 1997.


SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                             STRATUS COMPUTER, INC.
                                              (Registrant)





Date   May 13, 1997                          ROBERT E. DONAHUE
-------------------                          ------------------
                                             Robert E. Donahue

                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer and Treasurer, hereunto
                                             duly authorized