Form 10-Q/A
period 1997-03-30
STRATUS COMPUTER INC
filed 1997-05-28
CIK 723610

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


This filing is to correct the Additional paid-in capital amount as reported on the Consolidated Balance Sheet as of March 30, 1997.



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
                                                    =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------

Current liabilities:
  Accounts payable                                   $34,330    $30,357
  Accrued expenses:
    Payroll                                           17,247     17,422
    Other                                             29,131     34,204
  Income taxes payable                                17,061     13,564
  Short-term borrowings and obligations                2,342      2,667
  Deferred revenue                                    17,505     17,589
                                                    ---------  ---------
       Total current liabilities                     117,616    115,803

Long-term obligations and deferrals                    1,970      3,634

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000
    shares authorized, 26,461,085 and
    26,252,242 shares issued and outstanding,
    respectively                                         265        263
  Junior common stock, $.01 par value,
    500,000 shares authorized                              -          -
  Additional paid-in capital                         223,908    219,237
  Retained earnings                                  406,202    391,424
  Cumulative translation adjustment                   (3,764)    (2,826)
                                                    ---------  ---------
                                                     626,611    608,098

  Less: shares in treasury, at cost, 3,600,000
    and 2,934,300 shares, respectively              (111,151)   (88,614)
                                                    ---------  ---------
       Total stockholders' equity                    515,460    519,484
                                                    ---------  ---------
       Total liabilities and stockholders' equity   $635,046   $638,921
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





Date   May 28, 1997                          ROBERT E. DONAHUE
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