Form 10-Q
period 1997-06-29
STRATUS COMPUTER INC
filed 1997-08-13
CIK 723610

14












                    Securities and Exchange Commission

                          Washington, D.C.  20549

-------------------------------------------------------------------------------

                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 29, 1997         Commission File
                                                  Number 0-12064

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

      Number of Common Shares outstanding at the latest practicable date, August 5, 1997: 27,238,424





STRATUS COMPUTER, INC.
INDEX TO 10-Q


Part I    Financial information

Item 1    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated statements of income -
          three months and six months ended June 29, 1997 and June 30, 1996

          Consolidated balance sheets -
          June 29, 1997 and December 29, 1996

          Consolidated statements of cash flows -
          six months ended June 29, 1997 and June 30, 1996

          Notes to consolidated financial statements


Item  2    Management's Discussion and Analysis of
Financial Condition and Results of Operations



Part II   Other information


Item 1    Legal proceedings

Item 4    Submission of matters to a mote of security holders

Item 5    Other information

Item 6    Exhibits and reports on form 8-K
         Exhibit 10 - Material contracts



Signatures


PART I - FINANCIAL INFORMATON

Item 1 - FINANCIAL STATEMENTS


STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)


                                      Second Quarter Ended    Six Months Ended
                                      --------------------   -------------------
                                      June 29,    June 30,    June 29,  June 30,
                                       1997        1996        1997        1996
                                      --------   --------    --------   --------
Revenues:
  Product sales                      $117,418   $ 89,519    $223,945   $180,638
  Service                              50,154     50,782      99,292    102,588
                                      --------   --------    --------  --------
Total revenues                        167,572    140,301     323,237    283,226

Costs and expenses:
  Product cost of sales                59,590     47,775     115,899     95,832
  Service expense                      32,039     31,791      61,446     62,540
  Research and development expense 21,128 19,791 41,644 39,871 Selling, general and
      administrative expenses          35,401     32,344      68,348     64,710
  Restructuring charge                      -      4,623           -      4,623
                                      --------   --------    --------  --------
Total costs and expenses              148,158    136,324     287,337    267,576
                                      --------   --------    --------  --------
Operating income                       19,414      3,977      35,900     15,650

Other income                            2,895      1,734       5,355      3,629
                                      --------   --------    --------  --------
Income before provision for income
      taxes                            22,309      5,711      41,255     19,279

Provision for income taxes              4,908      1,256       9,076      4,241
                                      --------   --------    --------  --------
Net income                            $17,401   $  4,455     $32,179    $15,038
                                      ========   ========    ========  ========

Net income per common share              $.71       $.19       $1.33       $.64
                                      ========   ========    ========  ========

Weighted average number of
     shares of common stock
     and common stock equivalents      24,356     23,758      24,182     23,671
                                      ========   ========    ========  ========


See accompanying notes.



STRATUS COMPUTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)




                                                    June 29,  December 29,
ASSETS                                                1997        1996
-------------------------------                     ---------  ---------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                        $135,349   $131,683
  Marketable securities                              79,420     43,187
  Accounts receivable, net                          147,549    175,061
  Inventories:
    Finished products                                42,513     35,921
    Work-in-process                                   3,263      1,542
    Parts and assemblies                             39,483     25,820
                                                   ---------  ---------
 Total inventories                                   85,259     63,283

  Prepaid expenses                                   12,201     14,540
  Other current assets                               19,797     13,773
                                                   ---------  ---------
       Total current assets                         479,575    441,527


Property, plant and equipment, at cost              368,214    355,097
Less: accumulated depreciation                      244,093    232,341
                                                   ---------  ---------
       Net property, plant and
         equipment                                  124,121    122,756

Other assets, net                                    70,965     74,638
                                                   ---------  ---------
       Total assets                                $674,661   $638,921
                                                   =========  =========



LIABILITIES AND STOCKHOLDERS' EQUITY
 -----------------------------------

Current liabilities:
  Accounts payable                                 $ 30,702   $ 30,357
  Accrued expenses:
    Payroll                                          17,416     17,422
    Other                                            30,094     34,204
  Income taxes payable                               24,545     13,564
  Short-term borrowings and obligations               2,455      2,667
  Deferred revenue                                   23,144     17,589
                                                   ---------  ---------
       Total current liabilities                    128,356    115,803

Long-term obligations and deferrals                   1,725      3,634

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000
    shares authorized, 27,060,885 and
    26,252,242 shares issued and outstanding,
    respectively                                        271        263
  Junior common stock, $.01 par value,
    500,000 shares authorized                             -          -
  Additional paid-in capital                        235,584    219,237
  Retained earnings                                 423,603    391,424
  Cumulative translation adjustment                  (3,727)    (2,826)
                                                   ---------  ---------
     Subtotal                                       655,731    608,098

  Less: shares in treasury, at cost, 3,600,000
    and 2,934,300 shares, respectively             (111,151)   (88,614)
                                                   ---------  ---------
       Total stockholders' equity                   544,580    519,484
                                                   ---------  ---------
       Total liabilities and stockholders' equity  $674,661   $638,921
                                                   =========  =========


See accompanying notes.




STRATUS COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                   Six Months Ended
                                                ----------------------

                                                 June 29,     June 30,
                                                   1997         1996
                                                 ---------    ---------
Cash flows from operating activities:
  Net income                                     $ 32,179      $15,038

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                    39,494       31,638
  Restructuring charge                                  -        4,623

  Add (deduct) changes in working capital:
  Decrease in accounts receivable                  27,512       20,874
  Increase in inventory                           (21,976)     (14,800)
  Increase(decrease) in accounts payable
   and accrued liabilities                          1,572      (22,259)
  Increase (decrease) in income taxes payable      10,981       (7,199)
  Decrease in other working capital items          (3,555)        (399)
                                                 ---------    ---------
Net cash provided by operating activities          86,207       27,516

Cash flows from investing activities:

  Acquisition of property, plant and equipment    (25,031)     (26,956)
  Purchase of marketable securities              (107,595)     (12,365)
  Proceeds from sale and maturity of marketable
   securities                                      71,362       11,745
  Acquisition of other long-term assets           (12,200)     (12,265)
                                                 ---------    ---------
Net cash used in investing activities             (73,464)     (39,841)

Cash flows from financing activities:

  Net proceeds and benefits from employee
   stock plans                                     16,355        5,606
  Purchase of treasury stock                      (22,537)           -
  Reduction of debt and capital
   lease obligations                               (1,994)      (2,650)
                                                 ---------    ---------
Net cash provided by(used in) financing
   activities                                      (8,176)       2,956
Effect of exchange rate changes on cash              (901)        (488)
                                                 ---------    ---------
Net increase (decrease) in cash and cash
 equivalents                                        3,666       (9,857)

Cash and cash equivalents at beginning of year    131,683       91,592
                                                 ---------    ---------
Cash and cash equivalents at end of period       $135,349      $81,735
                                                 =========    =========

See accompanying notes.



                          STRATUS COMPUTER, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     June 29, 1997 and June 30, 1996

                                (Unaudited)
                   (In thousands, except share amounts)

1. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-
owned.   The  information herein should be read in conjunction  with  the annual report on Form 10-K for the year ended December 29, 1996. It is management's opinion that the accompanying statements reflect all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

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

4. There were no non-cash investing and financing activities for the first six months of 1997 or 1996. The Company made interest payments of $15 and $598 and tax payments of $3,543 and $8,572 in the first six months of 1997 and 1996, respectively.

5. During the first quarter of 1997, the Company completed its current stock repurchase program. This program to purchase 1,200,000 shares of Stratus common stock on the open market was authorized by the Company's Board of Directors on October 22, 1996.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128. Earnings per Share which is required to be adopted on December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all
prior  periods.   Under the new requirements for  calculating basic earnings per share, the dilutive effect of stock options will be excluded.  The
impact is expected to result in an increase in basic earnings  per   share
for the second quarter ended June 29, 1997 and the first six months of $.04 and $.06 per share, respectively, with no impact on the second quarter and first six months of 1996. The impact of Statement 128 on the calculation of diluted earnings per share for these quarters is not material.

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



STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands)


Revenues

      Revenues of $167,572 for the second quarter of 1997 increased 19% from the corresponding period in 1996. For the first six months of 1997, revenues were $323,237, an increase of 14% from the same 1996 period.

     The company's total product revenue increased 31% and 24% for the second quarter and first six months of 1997, respectively, compared to the same prior year periods. Hardware product revenue grew 31% and 24% in the second quarter and first six months of 1997 compared to the same 1996 periods, with strong year over year growth in the telecommunications and financial services markets of 48% and 42%, respectively, for the second quarter, and 53% and 40%, respectively, for the first six months. Application software license revenue increased 46% and 38% in the second quarter and first six months of 1997, respectively, driven primarily by strong sales in the financial services and healthcare markets.

      Domestic direct product revenues increased 9% for the second quarter and 4% for the first six months of 1997 from the same prior year periods primarily due to strong sales in the financial services markets. International direct product revenues increased 7% from 1996's second quarter as a result of strong sales in the Asia-Pacific region. For the first six months of 1997, international direct product revenues declined 2% compared with the same period in 1996 due to lower revenues in Europe, Canada, and Mexico offsetting the increases in the Asia Pacific markets.

     Product revenue from indirect channels increased 72% for the second quarter and 70% for the first six months of 1997 compared to the same prior year periods. Sales to NEC increased 98% and 91% for the second quarter and first six months, respectively, compared to the same 1996 periods, and represented 33% and 32% of total product revenue in the respective 1997 periods. Product revenue from other international distributors increased 34% and 35% in the second quarter and first six months of 1997, respectively, compared to the same 1996 periods with strong sales through
Olivetti and in Latin America.   Sales to Olivetti were primarily in the
gaming and telecommunications markets.

      Total service revenue decreased 1% for the second quarter and 3% for the first six months of 1997 from the same prior year periods. Professional service revenues decreased 18% and 19% from the second quarter and first six months of 1997, respectively, primarily due to the completion of several large system integration contracts in 1996, and the related lower utilization rates. Maintenance revenues increased 3% in the second quarter and 1% in the first six months of 1997 compared with the corresponding prior year periods.


Cost of Sales

     Total gross margin of 45% for the second quarter and first six months of 1997 increased two and one percentage point(s), respectively, from the total gross margin in the corresponding 1996 periods.

     Product gross margin of 49% for the second quarter and 48% for the first six months of 1997 increased two and one percentage point(s), respectively, from the gross margin on product revenue achieved in the corresponding 1996 periods with improvements in both the hardware and application software businesses. The hardware margin increase was primarily related to a favorable shift in product mix, reduced costs for memory devices, and manufacturing efficiencies gained as a result of increased volume. The application software increase relates to the increased volume of license sales.

     The gross margin on service revenue was 36% for the second quarter and 38% for the first six months of 1997. This compares to 37% and 39% for the second quarter and first six months, respectively, in 1996. The decrease was primarily due to the decline in professional service revenues noted above.


Other Operating Expenses

     Total operating expenses for the second quarter and first six months of 1997, excluding the 1996 restructuring charge, increased 8% and 5%, respectively, from the corresponding 1996 periods. As a percentage of total revenues, operating expenses, excluding the 1996 restructuring charge, decreased to 34% for the second quarter and first six months of 1997 from 37% in the corresponding 1996 periods.

     Research and development expense increased 7% and 4%, respectively, for the second quarter and first six months of 1997 compared to the same periods in 1996. As a percentage of total revenues, research and development expense decreased one percentage point to 13% for the second quarter and first six months of 1997 compared to the corresponding 1996 periods. Throughout the remainder of 1997, the Company will continue its long-standing commitment to provide leading edge hardware and software products to the telecommunications and enterprise server marketplaces, particularly in support of mission critical applications. Research and development efforts directed towards the Company's Continuum(r) and RADIO Cluster(TM) product lines will be ongoing. The Company will continue to enhance its Continuum product line, leveraged by the successful incorporation of the Hewlett-Packard(TM) industry leading PA-RISC microprocessor and HP-UX(TM) operating system technologies. RADIO Cluster combines availability software from the Company's Isis Distributed(TM) Systems division with industry-standard hardware and networking components, and the Microsoft(r) Windows NT(r) operating system. The Company will continue to invest in these technologies to bring competitive products to market.

     For the second quarter and first six months of 1997, selling, general, and administrative expenses, excluding the 1996 restructuring charge, increased 9% and 6%, respectively, from the same 1996 periods. Selling, general, and administration expenses, excluding the 1996 restructuring charge, were 21% of net revenues for both the 1997 second quarter and first six months as compared to 23% of net revenues for the corresponding 1996 periods. The Company's strategy is to continue to focus the sales and marketing organizations on strategic opportunities within targeted vertical industries, expand indirect sales channels, and improve selling efficiencies. In addition, the Company will continue to focus on effective cost management.


Other Income and Expense

     Other income increased $1,161 and $1,726 for the second quarter and first six months of 1997, respectively, compared to the same prior year periods. This was primarily due to an increase in interest income earned on higher levels of invested cash, and a decrease in interest expense resulting from lower levels of long-term debt.

     The effective tax rate in the second quarter and first half of 1997 of 22% decreased from 23% for the full year 1996. The reduction was due to a change in the mix of taxable income in the Company's international subsidiaries. The tax rate for the second quarter and first six months of 1997 was the same as the corresponding 1996 periods.


Liquidity and Capital Resources

      At June 29, 1997, the Company had cash and cash equivalents of $135,349, an increase of $3,666 from the balance at the beginning of the year. This was primarily due to collection of accounts receivable and proceeds from employee stock plans, partially offset by purchases of marketable securities, the stock repurchase program completed in the first quarter, capital expenditures, and purchase of inventory in preparation for product shipments in the second half of 1997.

      On January 3, 1997, the Company canceled its $50 million Multi-currency Revolving Credit Agreement because management believes it is no longer needed. There were never any borrowings against this Agreement.

      At June 29, 1997, the Company had $1,573 in outstanding debt related to the Isis(TM) acquisition.

      Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. Borrowings under these Agreements were $873 at June 29, 1997.

      The ratio of current assets to current liabilities for the Company as of June 29, 1997 was 3.7 to 1. Based upon its current cash position, and expected cash flow from operating activities supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

      The Company plans to invest approximately $75 million in capital improvements and software technologies in 1997.


Outlook

      Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its three principal business areas: the core product line of Continuum fault-tolerant computer systems, the RADIO Cluster products for distributed computing and application software products provided by the Company's S2(TM) and TCAM(TM) subsidiaries. The Company will align its product strategies to meet the industry-specific requirements of targeted growth markets, specifically the telecommunications, financial services, and enterprise server markets.

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

      In addition to its direct channels, the Company continues to expand its indirect distribution channels through resellers and distributors. In the second quarter and first six months of 1997, one customer, NEC, represented 23% and 22%, respectively, of total Company sales. The financial condition of, and ongoing business relationship with, such resellers and distributors is important to the Company's financial success. Fluctuations in channel mix may be significant and can have a significant impact on gross margins as a percentage of revenue and therefore on earnings per share.

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



     Stratus, the Stratus logo, and Continuum are registered trademarks, and RADIO Cluster, Isis and Isis Distributed are trademarks of Stratus Computer, Inc. S2 is a trademark of S2 Systems, Inc. TCAM is a trademark of TCAM Systems, Inc. Hewlett-Packard and HP-UX are trademarks of the Hewlett-Packard Company. Microsoft and Windows NT are registered trademarks of Microsoft Corporation. Bay Networks, Xylogics, and Gradient Technologies are registered trademarks of the respective companies. All other registered trademarks are the property of their respective owners.



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

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 23, 1997, the Annual Meeting of Stockholders was held, and the following matters were submitted to a vote of security holders:

     Election of Mr. William E. Foster (18,474,167 votes received; 943,843 votes withheld), and Ms. Candy Obourn (18,474,887 votes received; 943,123 votes withheld) as Class I Directors of the Company to serve for a three-year term.

     Approval of amendments to the 1983 Stock Option Plan and the Non-Qualified Common Stock Option Plan increasing the maximum combined aggregate number of shares of Common Stock authorized to be issued under both plans from 9,380,200 to 10,880,200 (8,775,777 shares for; 8,319,709 shares against; 27,526 shares abstained; 2,294,998 shares broker non-votes).

     Approval of amendments to the 1983 Stock Option Plan and the Non-Qualified Common Stock Option Plan increasing the maximum aggregate annual limitation on shares for which options may be granted to a participant under both plans from 100,000 to 500,000 (11,256,391 shares for; 8,001,135 shares against; 52,977 shares abstained; 107,507 shares broker non-votes).

     Approval of an amendment to the Non-Qualified Common Stock Option Plan increasing the number of shares for which options are to be granted to outside Directors from 6,000 to 8,000 upon new appointment and from 3,000 to 4,000 annually thereafter (10,781,246 shares for; 8,576,080 shares against; 60,684 shares abstained; zero shares broker non-votes).

     Approval of an amendment to the Employee Stock Purchase Plan increasing the aggregate number of shares that may be issued thereunder from 3,100,000 to 4,100,000 (13,462,942 shares for; 3,611,611 shares against; 48,459 shares abstained; 2,294,998 shares broker non-votes).

     Ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors (19,361,891 shares for; 19,940 shares against; 36,179 shares abstained; zero shares broker non-votes).



Item 5.  Other Information

     On May 16, 1997, William E. Foster resigned from his position as President and Chief Executive Officer. Mr. Foster, the Company's founder, continues to hold the position of Chairman of the Board.

    On May 16, 1997, Bruce I. Sachs was appointed President and Chief Executive Officer. Previously, Mr. Sachs served as executive vice president and general manager of the Internet Telecom Business Group at Bay Networks, Inc. from December, 1995, to May, 1997. He also served as Chief Executive Officer of Xylogics, Inc. from August, 1993 until the company was purchased by Bay Networks in December, 1995. Mr. Sachs joined Xylogics in May 1989 as Director of Engineering.

      On August 1, 1997, Robert E. Donahue resigned from his position as Chief Financial Officer, Treasurer, and Vice President of Finance and Administration.

      On August 25, 1997, Maurice L. Castonguay will be appointed as Chief Financial Officer, Treasurer, and Vice President of Finance and Administration. Mr. Castonguay previously served as Vice President of Finance and Chief Financial Officer at Gradient Technologies from March, 1996 to August, 1997. He also served as Chief Financial Officer of Xylogics, Inc. from September, 1990 to March, 1996.


Item 6.  Exhibits and reports on Form 8-K

No reports on Form 8-K have been filed during the second quarter ended June 29, 1997.


Exhibit 10 - Material Contracts
10.19

April 23, 1997


Mr. Bruce I. Sachs
770 Forest Street
North Andover, MA  01845

Dear Bruce:

On behalf of the Board of Directors of Stratus Computer, Inc. ("Stratus") and its Compensation Committee, it is my pleasure to offer you the position of President, Chief Executive Officer of Stratus and a seat on the Stratus Board of Directors, pursuant to the following terms and conditions:

         Base Salary of $450,000 per annum, subject to normal yearly review for increases by the Compensation Committee.

         Variable compensation of $400,000 under Stratus' current Variable
Compensation Plan ("VC Plan").   The annual variable compensation is based upon
your attainment of certain individual goals in combination with the Company meeting or exceeding designated financial performance goals, as approved by the Board of Directors and the Compensation Committee. The terms of the VC Plan for each fiscal year will be discussed with you and set by the Board and the Compensation Committee at the beginning of each fiscal year, which is consistent with existing Board policy.

         Guaranteed variable compensation for the first twelve (12) months of your employment, at the annual rate of $400,000 per annum. Your 1998 annual variable compensation shall be paid to you on a pro-rata basis for those months remaining in 1998 following the end of your guaranteed twelve (12) month period, in accordance with the terms of the VC Plan.

         Stock options to purchase 800,000 shares of Stratus Common Stock under the Company's 1983 Stock Option Plan and the 1997 Non-Qualified Stock Option Plan ("Plans"). Option prices for 400,000 shares will be at $33.625/share, the fair market value as of the close of business on April 23, 1997, the commencement date of your consultancy arrangement, and will be issued from the Company's 1997 Non-Qualified Stock Option Plan. The remaining 400,000 shares will be issued to you from the 1983 Stock Option Plan once you have commenced your employment, under which 200,000 shares will be issued to you at fair market value on the date determined by the Stock and Compensation Committee, and the remaining 200,000 shares will be issued to you on a discounted basis, to the lower grant price (your cost basis) of (a) $25.00/share or (b) $10.00/share below the fair market value on the date determined by the Stock and Compensation Committee, but in no event shall the discount in either case be greater than
$15.00/share.   All options will vest over a four (4) year period at a rate of
6.25% every three (3) months. All options will have a ten (10) year exercise period. All options vest in full, immediately, in the event of certain change of control events further described in the Plans.

         Participation in such Stratus executive officer and employee benefit programs as shall be in effect from time to time, subject to the terms and conditions of such programs, including but not limited to life insurance, medical insurance, disability, financial planning, annual executive physical, and reimbursement of business expenses.

         You will be immediately eligible for four (4) weeks vacation per year, increasing to five (5) weeks vacation per year after five (5) years with the Company.

         You will be required to sign Stratus' standard "Employee Proprietary Information Non-Disclosure Agreement" covering inventions, concepts and protection of confidential and proprietary information. A copy of the Agreement is attached for your review.

         In the event that your employment with the Company is terminated by the Board of Directors for any reason, other than Cause (as defined in Attachment A hereto), you shall immediately tender your resignation as a Director of the Company and you shall be entitled to the following, which, along with customary release and non-competition language, shall be the subject of a separate mutually agreed termination agreement:

     a) two (2) years base pay (as of the termination date), payable as either a lump sum payment or on a deferred two (2) year basis, at your option;

     b) immediate vesting in full of all unvested options (as of the termination date). You will have thirty (30) days following the lump sum or deferred compensation termination date (which you elect) to exercise all vested options. Should you elect the deferred compensation option and begin employment elsewhere consisting of thirty (30) hours or more per week, you will, as of the date of such other employment, immediately be converted to the lump sum payment option and thereafter shall have thirty (30) days to exercise all vested options.

     c) a payment equivalent to your participation levels (as of the date of termination) for medical insurance and life insurance, and Stratus' participation levels for executive financial planning and tax assistance, to cover the two (2) year period immediately following termination.

To clarify several points, we want to be clear that your duties as President and Chief Executive Officer shall be those customarily assigned to those offices plus such other duties as the Board may, from time to time, designate after discussion with you. In addition, those duties will require your entire work time, attention and energies to Stratus and your commitment not to render substantial services in self employment to any individual or entity other than Stratus without Board approval.

Bruce, I am very excited about the potential of your joining the Stratus team. Your experience, knowledge, and vision will be a tremendous addition to this Company, which I think you know by now is a first rate organization. I would like your official start date to be on or before May 16, 1997, so that you can participate in the management meeting beginning on May 21, 1997. This is our yearly off-site management meeting of about 100 of our top people from around the world and it's very important that you be there. I realize that you may be ready for some well-deserved vacation, and that will easily be accomplished after this meeting.

I, along with the entire Board look forward to your acceptance of this offer - the start of a long and successful partnership.

If this letter accurately sets forth the terms of the offer that we have negotiated with you, would you kindly indicate your acceptance in the space provided and send one signed copy back to me.


Welcome aboard!!

Sincerely,                         I accept the position of President and
                                    Chief Executive Officer of Stratus
                                    commencing May 16, 1997 in accordance
                                    with the terms hereof:


____________________________       ___________________________________
William E. Foster                  Bruce I. Sachs
Chairman of the Board
On Behalf of the Board and         __________________________________
Compensation Committee             Date:


     ATTACHMENT A



For purposes of clarification, "Cause" shall be defined as:



     (i) a conviction by a court of competent jurisdiction or a plea of nolo contendere for any felony or other crime involving moral turpitude or financial wrongdoing;


     (ii) the commission of an act of fraud upon the Company or its subsidiaries;


     (iii) performing or engaging in any illegal activity while on the work place or while conducting Company business off the Company's premises;


     (iv) engaging in any act of moral turpitude on the work place or while conducting Company business off the Company's premises;


     (v)  possession of dangerous weapons on the work place premises;


     (vi) your willful and continued failure to substantially perform your duties with the Company or comply with the Company's written policies and procedures (other than any failure resulting from your incapacity due to physical or mental illness) provided a written demand for substantial performance has been delivered to you by the Company specifically identifying the manner in which the Company believes you have not substantially performed your duties and you have not cured any such failure within thirty (30) days after such demand.

     (vii) material failure to honor the terms of the Employee Proprietary Information Non-Disclosure Agreement.



Exhibit 10 - Material Contracts
10.20

April 23, 1997


Mr. Bruce I. Sachs
770 Forest Street
North Andover, MA  01845


Dear Bruce:

On behalf of the Board of Directors of Stratus Computer, Inc. ("Stratus") and its Compensation Committee, it is my pleasure to offer you the position of consultant to the President and Chief Executive Officer, for the period April 23, 1997 - May 15, 1997. In this position, you will report directly to me and shall perform such duties and responsibilities as I may request. You shall, of course, be reimbursed for any normal and customary expenses incurred by you when performing duties so requested and all activities during this period shall be
considered confidential.   Your compensation for duties performed shall consist
of stock options to purchase 400,000 shares of Stratus Common Stock under the Company's 1997 Non-Qualified Stock Option Plan, provided you accept the position of President and Chief Executive Officer with the Company on or before May 15, 1997. Option prices for these 400,000 shares will be at $33.625/share, the fair market value as of the close of business on April 23, 1997, the commencement
date of your consultancy arrangement.    All options will vest over a four (4)
year period at a rate of 6.25% every three (3) months. All options will have a ten (10) year exercise period.

Bruce, I look forward to working with you in this consultancy arrangement and believe this will be the start of a long and successful relationship.

If you agree to accept this consultant arrangement, please indicate your acceptance in the space provided below and send one signed copy back to me.

Welcome aboard!!

Sincerely,                         I accept the consultant position in
                                    accordance with the terms hereof:


____________________________       ___________________________________
William E. Foster                  Bruce I. Sachs
Chairman of the Board
On Behalf of the Board and         __________________________________
Compensation Committee             Date:







SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                           STRATUS COMPUTER, INC.
                                             (Registrant)





Date: August 13, 1997               BRUCE I. SACHS
---------------------               ---------------------
                                    Bruce I. Sachs
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    DAVID P. GAMACHE
                                    ---------------------
                                    David P. Gamache

                                    Vice President, Corporate Controller
                                    (Principal Accounting Officer)