Form 10-Q
period 1997-09-28
STRATUS COMPUTER INC
filed 1997-11-12
CIK 723610

Securities and Exchange Commission

                          Washington, D.C.  20549

------------------------------------------------------------------------------

                                 Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 28, 1997         Commission File
                                                     Number 0-12064

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

      Number of Common Shares outstanding at the latest practicable date, November 4, 1997: 27,490,544




STRATUS COMPUTER, INC.
INDEX TO 10-Q


Part I    Financial information

Item 1    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated statements of income -
          three months and nine months ended September 28, 1997
          and September 29, 1996

          Consolidated balance sheets -
          September 28, 1997 and December 29, 1996

          Consolidated statements of cash flows -
          nine months ended September 28, 1997 and September 29, 1996

          Notes to consolidated financial statements


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II   Other information


Item 1    Legal proceedings

Item 5    Other information

Item 6    Exhibits and reports on form 8-K
          Exhibit 10 - Material contracts



Signatures



PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


STRATUS COMPUTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share amounts)



                                Third Quarter Ended        Nine Months Ended
                                   September 28,              September 29,
                                1997          1996         1997        1996
                             ---------     ---------    ---------   ---------
Revenues:
  Product sales              $124,999      $101,618     $348,944    $282,256
  Service                      50,024        48,392      149,316     150,980
                             ---------     ---------    ---------   ---------
Total revenues                175,023       150,010      498,260     433,236

Costs and expenses:
  Product cost of sales        65,013        55,117      180,912     150,949
  Service expense              31,034        29,094       92,480      91,634
  Research and development
   expense                     24,189        19,439       65,833      59,310
  Selling, general, and
     administrative expense    33,813        33,726      102,161      98,436
  Restructuring charge              -             -            -       4,623
                             ---------     ---------    ---------   ---------
Total costs and expenses      154,049       137,376      441,386     404,952
                             ---------     ---------    ---------   ---------
Operating income               20,974        12,634       56,874      28,284

Other income                    3,718         1,520        9,073       5,149
                             ---------     ---------    ---------   ---------
Income before provision
  for income taxes             24,692        14,154       65,947      33,433

Provision for income taxes      5,432         3,397       14,508       7,638
                             ---------     ---------    ---------   ---------
Net income                   $ 19,260      $ 10,757     $ 51,439    $ 25,795
                             =========     =========    =========   =========
Net income per common share  $   0.77      $   0.45     $   2.10    $   1.09
                             =========     =========    =========   =========
Weighted average number of
  shares of common stock
  and common stock
  equivalents                  25,055        23,816       24,473      23,719
                             =========     =========    =========   =========






See accompanying notes.


STRATUS COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
                                               September 28,   December 29,
                                                   1997            1996
ASSETS                                           -------          -------
-------                                        (Unaudited)
Current assets:
  Cash and cash equivalents                    $   166,560     $  131,683
  Marketable securities                             81,080         43,187
  Accounts receivable, net                         132,293        175,061

  Inventories:
     Finished products                              42,560         35,921
     Work-in-process                                 3,133          1,542
     Parts and assemblies                           37,712         25,820
                                               -----------     ----------
 Total inventories                                  83,405         63,283

  Prepaid expenses                                  13,664         14,540
  Other current assets                              20,242         13,773
                                               -----------     ----------
Total current assets                               497,244        441,527

Property, plant, and equipment, at cost            399,972        355,097
Less:  accumulated depreciation                   (253,847)      (232,341)
                                               -----------     ----------
      Net property, plant, and equipment           146,125        122,756

Other assets                                        66,408         74,638
                                               -----------     ----------
      Total assets                             $   709,777     $  638,921
                                               ===========     ==========
LIAIBILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $    27,868     $   30,357
  Accrued expenses:
     Payroll                                        23,567         17,422
     Other                                          33,783         34,204
  Income taxes payable                              25,656         13,564
  Short-term borrowings and obligations              1,626          2,667
  Deferred revenue                                  24,282         17,589
                                               -----------     ----------
      Total current liabilities                    136,782        115,803

Long-term obligations and deferrals                    750          3,634

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized , 27,478,703 and
     26,252,242 shares issued and outstanding,
     respectively                                      275            263
  Junior common stock, $.01 pre value, 500,000           -              -
     shares authorized
  Additional paid-in capital                       244,896        219,237
  Retained earnings                                442,863        391,424
  Cumulative translation adjustment                 (4,638)        (2,826)
                                               -----------     ----------
      Subtotal                                     683,396        608,098
  Less: shares in treasury, at cost, 3,600,000
     and 2,934,300,  shares respectively          (111,151)       (88,614)
                                               -----------     ----------
            Total stockholders equity              572,245        519,484
                                               -----------     ----------
     Total liabilities and stockholders'
       equity                                  $   709,777     $  638,921
                                               ===========    ===========

See accompanying notes.

STRATUS COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                        Nine Months Ended
                                                      Sept. 28,   Sept. 29,
                                                         1997        1996
                                                      ---------   ---------
Cash flows from operating activities:
     Net income                                       $ 51,439    $ 25,795

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                      59,781      48,801
     Restructuring charge                                    -       4,623

     Add (deduct) changes in working capital:
     Decrease (increase) in accounts receivable         42,768      (3,203)
     Increase in inventory                             (20,122)    (12,041)
     Increase (decrease) in accounts payable
      and accrued liabilities                            3,235     (17,484)
     Increase (decrease) in income taxes payable        12,092      (5,465)
     Increase in other working capital items                40       2,570
                                                      ---------   ---------
Net cash provided by operating activities              149,233      43,596

Cash flows from investing activities:
     Acquisition of property, plant and equipment      (59,479)    (39,112)
     Purchase of marketable securities                (123,255)    (22,047)
     Proceeds from sale and maturity of marketable
      securities                                        85,362      45,435
     Acquisition of other assets                       (18,030)    (20,704)
                                                      ---------   ---------
Net cash used in investing activities                 (115,402)    (36,428)

Cash flows from financing activities:

     Net proceeds from employee stock plans             25,671       5,648
     Acquisition of treasury stock                     (22,537)          -
     Reduction of long term debt                        (1,479)     (3,150)
                                                      ---------   ---------
Net cash provided by financing activities                1,655       2,498

Effect of exchange rate changes on cash                   (609)       (588)
                                                      ---------   ---------
Net increase in cash and cash equivalents               34,877       9,078

Cash and cash equivalents at beginning of year         131,683      91,592

Cash and cash equivalents at end of period            $166,560    $100,670


See accompanying notes.

                          STRATUS COMPUTER, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 28, 1997 and September 29, 1996

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

4. There were no non-cash investing and financing activities for the first nine months of 1997 or 1996. The Company made interest payments of $178 and $568 and tax payments of $7,145 and $10,447 in the first nine months of 1997 and 1996, respectively.

5. During the first quarter of 1997, the Company completed its current stock repurchase program. This program to purchase 1,200,000 shares of Stratus common stock on the open market was authorized by the Company's Board of Directors on October 22, 1996.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the three and nine months ended September 28, 1997 of $.04 and $.10 per share, respectively, with a $.01 increase to both the third quarter and first nine months of 1996. The impact of Statement 128 on the calculation of diluted earnings per share for these periods is not material.

7. In the third quarter of 1997, the Company purchased the third building and underlying land (all of which had been leased under an operating lease) at its corporate headquarters site in Marlborough, Massachusetts for $21,631 in cash.

8. During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning revenues with expenses, and to focus on new strategic product offerings to be launched in the following months. The restructuring actions resulted in a charge of $4.6 million and included charges for workforce reductions and asset dispositions related to the discontinuation of certain product programs.

STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands)


Revenues

     Revenues of $175,023 for the third quarter of 1997 increased 17% from the corresponding period in 1996. For the first nine months of 1997, revenues were $498,260, an increase of 15% from the same 1996 period.

     The Company's total product revenue increased 23% and 24% for the third quarter and first nine months of 1997, respectively, compared to the same prior year periods. Hardware product revenue grew 25% and 24%, respectively, in the third quarter and first nine months of 1997 compared to the same 1996 periods, with strong year over year growth in the telecommunications market of 44% for the third quarter and 50% for the first nine months. As a percentage of total product revenue, sales in the telecommunications market were 54% and 52% for the third quarter and first nine months of 1997, respectively. Application software license revenue decreased 35% and increased 15% in the third quarter and first nine months of 1997, respectively, compared with the corresponding prior year periods. The decrease from third quarter 1996 was primarily due to a decline in U.S. revenues, while the year over year increase was due to stronger sales in the financial services and healthcare markets.

     Direct product revenues in the U.S. increased 20% for the third quarter and 10% for the first nine months of 1997 from the same prior year periods primarily due to strong sales in the financial services markets. International direct product revenues decreased 24% from 1996's third quarter with decreases in both the Europe and Asia-Pacific regions. For the first nine months of 1997, international direct product revenues declined 9% compared with the same period in 1996 due to lower revenues in Europe, Canada, and Mexico.

     Product revenue from indirect channels increased 64% for the third quarter and 68% for the first nine months of 1997 compared to the same prior year periods. Sales to NEC increased 53% and 75% for the third quarter and first nine months, respectively, compared to the same 1996 periods, and represented 34% and 33% of total product revenue in the respective 1997 periods. Product revenue from other international distributors increased 104% and 54% in the third quarter and first nine months of 1997, respectively, compared to the same 1996 periods with strong sales through Olivetti and in the Asia-Pacific and Latin America regions. Sales to Olivetti were primarily in the gaming and telecommunications markets. As a percentage of total product revenue, sales from other international distributors was 13% for both the third quarter and first nine months of 1997.

     Total service revenue increased 3% for the third quarter and decreased 1% for the first nine months of 1997 from the same prior year periods. Professional service revenues decreased 5% and 16% in the third quarter and first nine months of 1997, respectively, compared to the same periods in 1996 primarily due to lower professional service revenue in the application software business. Maintenance revenues increased 5% in the third quarter and 2% in the first nine months of 1997 compared with the corresponding prior year periods.


Cost of Sales

     Total gross margin of 45% for the third quarter and first nine months of 1997 increased one percentage point during both periods from the total gross margin in the corresponding 1996 periods.

     Product gross margin of 48% for the third quarter and the first nine months of 1997 increased two and one percentage point(s), respectively, from the gross margin on product revenue achieved in the corresponding 1996 periods. The product margin increase was primarily related to an increase in average system configuration sizes, favorable product mix, and manufacturing efficiencies gained as a result of increased volume.

     The gross margin on service revenue was 38% for the third quarter and first nine months of 1997. This compares to 40% and 39% for the third quarter and first nine months, respectively, in 1996. The decrease was primarily due to the investments made in the core service business to support new product introductions and lower professional service revenues.


Other Operating Expenses

     Total operating expenses for the third quarter and first nine months of 1997, excluding the 1996 restructuring charge, increased 9% and 6%, respectively, from the corresponding 1996 periods, primarily due to increased research and development expenses. As a percentage of total revenues, operating expenses, excluding the 1996 restructuring charge, decreased to 33% for the third quarter and 34% for the first nine months of 1997 from 35% and 36% in the corresponding 1996 periods.

     Research and development expense increased 24% and 11%, respectively, for the third quarter and first nine months of 1997 compared to the same periods in 1996. As a percentage of total revenues, research and development expense increased one percentage point to 14% for the third quarter and decreased one percentage point to 13% for the first nine months of 1997 compared to the corresponding 1996 periods. Throughout the remainder of 1997, the Company will continue its long-standing commitment to provide leading edge hardware and software products to the telecommunications and reliable enterprise server marketplaces, particularly in support of mission critical applications. Research and development efforts directed towards the Company's Continuum (R) and RADIO Cluster (TM) product lines will be ongoing. The Company will continue to enhance its Continuum product line, leveraged by the successful incorporation of the Hewlett-Packard (TM) industry leading PA-RISC microprocessor, HP-UX (TM), FTX (TM), and VOS operating system technologies. Within the Microsoft (R) Windows NT (R) marketplace, the Company will continue to support the RADIO Cluster which combines availability software from the Company's Isis Distributed (TM) Systems division with industry-standard hardware, networking components, and operating systems.

     Selling, general, and administrative expenses were essentially unchanged in the third quarter and were up 4% for the first nine months
compared to the same 1996 periods.   In the third quarter, selling, general,
and administrative expenses were 19% of net revenues down from 22% in 1996. For the first nine months, selling, general, and administration expenses were 21% of net revenues compared to 23% in 1996. The Company's strategy is to continue to focus the sales and marketing organizations on strategic opportunities within targeted vertical industries, expand indirect sales channels, and improve selling efficiencies. In addition, the Company will continue to focus on effective cost management.

     During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning revenues with expenses, and to focus on new strategic product offerings to be launched in the following months. The restructuring actions resulted in a charge of $4.6 million and included charges for workforce reductions and asset dispositions related to the discontinuation of certain product programs.


Other Income and Expense

     Other income increased $2,198 and $3,924 for the third quarter and first nine months of 1997, respectively, compared to the same prior year periods. This was primarily due to an increase in interest income earned on higher levels of invested cash, and a decrease in interest expense resulting from lower levels of long-term debt.

     The effective tax rate in the third quarter and the first nine months of 1997 of 22% decreased from 23% for the full year 1996. The tax rate for the third quarter decreased two percentage points from the corresponding 1996 period. The reduction was due to a change in the mix of taxable income in the Company's international subsidiaries.


Liquidity and Capital Resources

     At September 28, 1997, the Company had cash and cash equivalents of $166,560, an increase of $34,877 from the balance at the beginning of the year. This was primarily due to collection of accounts receivable and proceeds from employee stock plans, partially offset by purchases of marketable securities, the stock repurchase program completed in the first quarter, capital expenditures, and inventory purchases.

     In the third quarter of 1997, the Company purchased the third building and underlying land (all of which had been leased under an operating lease) at its corporate headquarters site in Marlborough, Massachusetts for $21,631 in cash.

     On January 3, 1997, the Company canceled its $50 million Multi-currency Revolving Credit Agreement because management believes it is no longer needed. There were never any borrowings against this Agreement.

     At September 28, 1997, the Company had $1,626 in outstanding debt related to the Isis(TM) acquisition.

     Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. There were no outstanding borrowings under these agreements at September 28, 1997.

     The ratio of current assets to current liabilities for the Company as of September 28, 1997 was 3.6 to 1. Based upon its current cash position, and expected cash flow from operating activities, supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

     The Company plans to invest approximately $90 million in capital improvements and software technologies in 1997.


Outlook and Factors That May Affect Future Results

     Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its two principal business areas: 1) the telecommunications and reliable enterprise server markets with focus on the core product line of Continuum fault tolerant computer systems, and 2) the application software markets addressed by the Company's S2 (TM) and TCAM (TM) subsidiaries. The Company will align its product strategies to meet the industry-specific requirements of targeted growth markets.

     The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company plans to continue to support customer needs for its distributed computing products. The development and delivery of telecommunications middleware, application software and professional services will be targeted towards those market segments where computer availability is a critical need.

     Forward looking statements made within this report speak only as of the date made. The Company cautions readers to recognize that actual results could differ materially from historical results and/or those suggested, as a result of the following factors:

     The Company's future operating results are dependent upon the timing and market acceptance of new and enhanced product introductions. The transition of customers from existing to new products in a rapidly changing technological environment, as well as unexpected delays and/or cancellations in customer purchases of existing products in anticipation of new products, are inherent risks in this process.

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

     A substantial portion of the Company's product manufacturing and many suppliers are located outside the United States. In conjunction with the forecast process discussed above, the Company must adjust operations to satisfy production requirements as the need for demand changes. Production capacity is dependent upon the ability of the Company's suppliers to provide components on time and at reasonable prices. Supply constraints, foreign currency exchange rate fluctuations, foreign country political and economic changes, as well as changes in export and trade regulations could adversely impact the Company's operations.

     In addition to its direct channels, the Company continues to expand its indirect distribution channels through resellers and distributors. In the third quarter and first nine months of 1997, one reseller, NEC, represented 24% and 23%, respectively, of total Company sales. The financial condition of, and ongoing business relationship with NEC and such other resellers and distributors is important to the Company's financial success. As such, any decrease or weakening in the financial health, business relationship, and/or historical performance of such resellers and distributors could have a material and adverse impact on the Company's operations and financial condition. Fluctuations in channel mix may be significant and can have a significant impact on gross margins as a percentage of revenue and therefore on earnings per share. The turmoil in the Far East may cause some of the Company's customers to defer acquisitions of computer-based solutions.

     As the technology marketplace continues to evolve in anticipating our customers' changing needs, the industry continues to experience competitive pressures on price and gross margins. Downward pressures on price and gross margins and unexpected revenue and margin trends may cause the Company to change its operations and as such, may adversely impact the Company's financial results.

     As the Company continues to execute its growth strategy discussed above, there can be no assurance that adjustments to the Company's operations will not be required as a result of future revenue and margin trends. Such operational adjustments may result in variations in the Company's operating results; which, along with changes in revenue and earnings estimates by investment analysts, company product and/or service announcements, and general market and economic conditions in the technology industry may cause the Company's stock price to fluctuate and may adversely affect the Company's stock price in the future.

     Stratus, the Stratus logo, and Continuum are registered trademarks, and RADIO Cluster, Isis, Isis Distributed, and FTX are trademarks of Stratus Computer, Inc. S2 is a trademark of S2 Systems, Inc. TCAM is a trademark of TCAM Systems, Inc. Hewlett-Packard and HP-UX are trademarks of the Hewlett-Packard Company. Xylogics and Gradient Technologies are registered trademarks of the respective companies. Microsoft and Windows NT are registered trademarks of Microsoft Corporation. All other trademarks are the property of their respective owners.


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

Item 5.  Other Information

     On August 1, 1997, Robert E. Donahue resigned from his position as Chief Financial Officer, Treasurer, and Vice President of Finance and Administration.

     On August 25, 1997, Maurice L. Castonguay was appointed as Chief Financial Officer, Treasurer, and Vice President of Finance and Administration. Mr. Castonguay previously served as Vice President of Finance and Chief Financial Officer at Gradient Technologies, Inc. from March, 1996 to August, 1997. He also served as Chief Financial Officer of Xylogics, Inc. from September, 1990 to March, 1996.

     On October 27, 1997, Roderick K. Randall was appointed as Vice President of Worldwide Marketing. Mr. Randall previously served as Vice President of Strategic Market Development at Madge Networks, Inc. from May, 1996 to September, 1997, when the company he co-founded in 1987, Teleos Communication, Inc. was acquired by Madge Networks, Inc. in 1996.

     On October 27, 1997, Edward J. Mezzanotte was appointed as Vice President and General Manager, Software Business Group. Mr. Mezzanotte previously served as Vice President and General Manager of the Company's Isis Distributed Systems Division.


Item 6.  Exhibits and reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter ended September 28, 1997.


Exhibit 10 - Material Contracts

October 23, 1997



Mr. Roderick K. Randall



Dear Roderick:

On behalf of Stratus Computer, Inc. ("Stratus") it is my pleasure to offer you the position of Vice President of Marketing, reporting to me. In this position, as an Officer of the Company, you will be subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

You will be paid in accordance with Stratus' Executive Variable Compensation Program which is composed of the following elements:

           Base Salary of $9038 bi-weekly, which is equivalent to $235,000 annually.

           Variable compensation component at a rate of 48% of your base salary as listed above under Stratus' current Variable Compensation Plan ("VC Plan"). This equates to $115,000 annually at 100% attainment of your goals. The annual variable compensation is based on your attainment of certain individual goals in combination with the Company meeting or exceeding designated financial performance goals, as approved by the
      Board of Directors and the Compensation Committee. The terms of the VC Plan will be discussed with you after having been set by the Board and the Compensation Committee at the beginning of each fiscal year. Should your start date be during the fourth quarter 1997, you will be paid the pro rata portion of your variable compensation for that portion of the Q4 performance period for 1997.

           Guaranteed variable compensation for the first twelve (12) months of your employment, at the annual rate of $115,000. Your 1998 annual variable compensation shall be paid to you on a pro-rata basis for those months remaining in 1998 following the end of your guaranteed twelve (12) month period, in accordance with the terms of the VC Plan.

           Your  total  compensation at 100% attainment  of  goals  is  $350,000
      annually.   You  will also be eligible for the overachievement  rates,  if applicable, as outlined in the VC Plan documents.

           You will have the option to purchase 100,000 shares of Stratus common stock under the Company's 1983 Employee Stock Option Plan and/or the 1997 Non-Qualified Stock Option Plan ("Plans"). The purchase price for these options will be the closing price of the stock as stated on the NYSE on October 28, 1997 or, in the event your employment commences after October 28, 1997, the date that you commence employment. All options will vest over a four (4) year period and have a ten (10) year exercise period as provided in the Plans.

           Participation in such Stratus executive officer and employee benefit programs as shall be in effect from time to time.

           Regarding your relocation from New Jersey to the Marlboro area, within thirty (30) days of your employment start date, you will be paid $135,000 as a complete Relocation Sum. This Sum shall cover all relocation expenses from New Jersey to Massachusetts including but not limited to the broker's fee for the sale of your New Jersey home, transfer taxes and/or fees on the sale of your New Jersey home and the purchase of your Massachusetts home, temporary living expenses while searching for a Massachusetts home, travel expenses between New Jersey and Massachusetts, personal property moving expenses and closing costs and other expenses associated with the purchase of a Massachusetts home. This Relocation Sum shall be the total amount of money paid to you by the Company for any and all relocation related costs and expenses regardless of the actual sums you incur. Under current IRS regulations, you should be aware that all monies paid by the Company in connection with your relocation as appropriate, must by law, be included in your gross earnings and will be subject to applicable taxes. Should your employment with the Company end within twelve (12) months of your date of hire, you agree to promptly repay the Company the entire amount of $135,000. Any questions on this Agreement and/or your relocation should be coordinated through John Young.

     Additionally,  to  assist  you  with the purchase  of  your  new  principal residence in Massachusetts, the Company shall grant you a nontransferable demand loan in the amount of $300,000, which shall be secured by having you grant the Company a second priority secured lien on the property you purchase or build as your principal residence in the Marlboro area. This loan shall be forgiven over a four (4) year period, whereby twenty-five percent (25%) of the entire loan amount shall be forgiven upon each annual anniversary of your employment start date, so long as you continue to be employed by the Company at that time. Should your employment with the Company end prior to forgiveness in full of the loan, you agree to promptly repay the Company any outstanding portion of the loan which has not been forgiven. To eliminate any interest on the loan, we will require that you certify to the Company in writing that you are entitled to and will itemize deductions for each year the loan is outstanding and the loan proceeds will be used only to purchase the new principal residence in Massachusetts. Upon acceptance of this offer letter, a formal loan agreement will be presented to you for your signature.


Due to the Immigration Control and Reform Act of 1986, you will be required to verify your identity and employment eligibility by completing the I-9 Employment Eligibility Form and supplying Stratus with the required documents on your fist day of employment. Your acceptance of this offer of employment is contingent upon compliance with the Immigration Act of 1986. Failure to complete the I-9 form or provide original documentation may result in termination of employment.

You will be required to sign Stratus' Standard Employee Proprietary Information Agreement covering inventions, concepts and protection of confidential and proprietary information. A copy of this agreement is attached for your review.

Roderick, I am excited about the prospect of having an individual with your background and experience on the Executive Management Team at Stratus. I would like your official start date to be on or before October 28, 1997, if possible. If this letter sets forth the terms of the offer we have negotiated with you, kindly indicate your acceptance in the space provided and send one signed original back to me or John Young, Vice President, Human Resources, or to Eileen Casal, Vice President and General Counsel, on my behalf.

Welcome aboard.

Very truly yours,                  I accept the position of Vice President of
                                   Marketing commencing on or before
                                   October 28, 1997 in accordance with
                                   the terms hereof.


-----------------------            ----------------------------------
Bruce I. Sachs                     Roderick K. Randall
President
Chief Executive Officer            ----------------------------------
                                   Date

                                   ----------------------------------
                                   Start Date















SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                           STRATUS COMPUTER, INC.
                                             (Registrant)




Date: November 13, 1997
                                    _____________________________________
                                    Maurice L. Castonguay

                                    Vice President, Finance and Administration,
                                    Chief
                                    Financial Officer and Treasurer, hereunto duly authorized