Form 10-K405
period 1997-12-28
STRATUS COMPUTER INC
filed 1998-03-31
CIK 723610

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-K
      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For The Year Ended December 28, 1997         Commission File No. 0-12064


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

Title of each class             Name of each exchange on which registered
 Common Stock, $.01 par             New York Stock Exchange, Boston Stock
 value per share                      Exchange, Chicago Stock Exchange,
                                      Pacific Exchange
 Common Stock Purchase Rights       New York Stock Exchange, Boston Stock
                                      Exchange, Chicago Stock Exchange,
                                      Pacific Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,046,322,161 based on the last reported sale price of the Common Stock on the New York Stock Exchange, Boston Stock Exchange,
Chicago Stock Exchange, and Pacific Exchange on March 23, 1998.

Number of shares outstanding of each class of Common Stock as of March 23, 1998: 24,297,757 shares of Common Stock (par $.01).

DOCUMENTS INCORPORATED BY REFERENCE
                                             Part of Form 10-K into
     Document                                which incorporated

     Portions of Annual Report to
     Stockholders for the Year Ended
     December 28, 1997.                       Parts I, II and IV

     Portions of Proxy Statement for
     Annual Meeting of Stockholders
     on April 22, 1998.                        Part III


PART I

Item 1.   Business

     Stratus Computer, Inc. ("Stratus" or "the Company") was founded in 1980, The Company's business objective is to be the premier supplier of hardware, software and service solutions to targeted telecommunications and enterprise server markets where continuous availability is a critical need. Continuous availability, as compared to the term "high availability," refers to Stratus(R) systems' ability to substantially reduce the two main sources of downtime: 1) downtime due to unexpected system failures such as hardware or operating system crashes, and 2) downtime associated with shutting down a system for planned maintenance and upgrade procedures. Stratus systems are used primarily for on-line transaction processing, message switching, communications control, distributed computing and other interactive applications in which system availability and data integrity are critical.

     The Company competes in two major market areas: 1) telecommunications where service providers use Stratus systems at critical points in their networks and operations support systems, and 2) enterprise server applications which support enterprise-wide computing in a client/server architecture. Five key telecommunications applications have been targeted:
1) home location register; 2) local number portability; 3) internet infrastructure; 4) intelligent network services; and 5) network operations support systems. Enterprise server applications are found in the electronic commerce, financial services, retail, travel, healthcare, and gaming industries


PRODUCTS

     The core business includes continuously available hardware-based fault-tolerant computer systems, and a customer service organization providing
customer  support,  education and professional  services.    The  Company's
software business offers application software and professional services for targeted markets.

Core Business

     Stratus Continuous Processing(TM) Systems are used as highly reliable and expandable computer "platforms" on which businesses run critical online business operations. Key Stratus product features which apply to this type of computing and provide a high level of application availability include a hardware-based fault-tolerant design which provides uninterrupted operations in the event of hardware component failures, remote online service, customer-replaceable components and support of industry standards.

     Stratus systems achieve fault tolerance through a proprietary hardware architecture, duplication of off-the-shelf microprocessors and other critical processing components, and one of four operating systems: 1) the proprietary Stratus Virtual Operating System (VOS); 2) Stratus FTX(R), the Company's UNIX(R) System V.4-compliant operating system; 3) the Company's implementation of the HP-UX(TM) operating system; and 4) Windows NT(R) Server running on its cluster-based hardware product. The hardware products which use Stratus' hardware-based fault-tolerant design do not require unique application programming, a competitive advantage over high-availability clustering.

     The Continuum(R) family of hardware fault-tolerant computer systems was announced in 1995. Using Hewlett-Packard(TM) PA-RISC 7100(R) microprocessors, Continuum systems provided up to four times the price/performance of the previous core product line, the XA/R(TM) Series of fault-tolerant systems, and represented the largest increase in price/performance in the Company's history. In June 1996, Stratus began shipments of the Continuum Series 400, an entry-level extension of the existing Continuum hardware family, and in November 1996, made the HP-UX operating system available on this new system. In 1997, the entire Continuum family was upgraded to the Hewlett-Packard PA-RISC 8000 microprocessor, the PA-RISC 8000, providing a performance increase of two to four times over previous Continuum products while maintaining binary compatibility.

     The Continuum Series offers three ranges of systems. Continuum Models 412, 415, 418, 422, 425, and 428 are entry-level systems. The Series 400's Peripheral Component Interconnect subsystem leverages off-the-shelf components to provide high-performance, industry-standard bus capabilities. This means the system's I/O options can be expanded as readily as technology allows. Continuum Models 610, 618, 620, 625 and 628 are midrange high-performance systems that provide open continuously available computing in distributed and departmental environments. Continuum Models 1210, 1215, 1218, 1220, 1225, 1228 and 1245 are the family's high-end systems for the expandability and growth path customers need for large online transaction processing applications. Models 418, 428, 618, 628, 1218 and 1228 were introduced in 1997 and use the Hewlett-Packard PA-RISC 8000 microprocessor.

     The Continuum family offers high performance, continuous availability and open systems. Design innovations include incorporating up to 2 GB of memory on each CPU board, offloading memory traffic from the bus, dedicated I/O processors and symmetric multiprocessing. The Continuum architecture allows users to expand system capabilities incrementally as needs increase. All Continuum models within each range and product generation utilize the same system logic cabinet and are upgradable simply by swapping or adding processor boards. Designs of the memory, disk, and I/O subsystems also simplify incremental growth. The Continuum Series supports up to three I/O communications processors, four logical RISC processors, 2GB of duplex memory, 855GB of duplex disk and 84 I/O adapters.

     The Continuum Series' architecture enables the Company to offer one of the strongest availability guarantees in the industry. In the guarantee, the Company agrees to refund a month's maintenance fees to a customer if the customer experiences even one second of unplanned downtime in hardware, Stratus value-added software or operating system. Stratus offers the guarantee in addition to the standard Stratus Continuum hardware one-year warranty.

     Stratus systems can identify and isolate many of their own component failures, and automatically dial in to a Stratus Customer Assistance Center
(CAC) to report the failure and order replacement parts. Duplicate hardware components keep the system running the same as before the failure. Users can readily replace these components. CAC personnel can diagnose and fix most software problems remotely.

     As with all Stratus systems, the Continuum Series is binary compatible among all models and is source code compatible with all prior Stratus models, including the previous XA/R Series based on i860 microprocessors from Intel and the XA2000(TM) Series based on the 680X0 microprocessors from Motorola. Full source code compatibility protects existing software investments by allowing earlier applications to easily run on Continuum with only a recompile.

      All Continuum models can be ordered with the FTX operating system, Stratus' native implementation of the UNIX System V, Release 4 operating system. All 400 Series Continuum products can also be ordered with Hewlett-Packard's HP-UX operating system, and all Continuum Series 600 and 1200 products can be ordered with VOS, the Company's proprietary operating system. The Company plans to make the HP-UX operating system available on Continuum models 1218 and 1228 later in 1998.

     The FTX operating system provides an industry standard computing environment that complies with SVID (System V Interface Definition) Issue 3, POSIX 1003.1 and X/Open's XPG3 standard. FTX facilitates customers' implementations of heterogeneous networks based on open systems, and provides for the portability of applications from other UNIX systems. FTX is a fault-tolerant and scalable native port of UNIX System V, Release 4 Multiprocessing, maintaining all of the open features and benefits of standard UNIX, with added extensions for reliability, availability and serviceability. In addition, FTX provides an adaptable UNIX environment that allows users to customize their telecommunications services to meet local requirements.

     The HP-UX operating system, running on the HP(TM) PA-RISC microprocessor, is one of the most open UNIX operating systems available in the industry today. It provides enterprise-level functionality, including broad scalability, high performance, a large number of application solutions and integrated system and network management solutions. The HP-UX operating system running on Stratus hardware also provides complete Application Binary Interface compatibility with other systems running the same release of HP-UX operating system. This means that a broad range of middleware and applications currently operating on HP-UX operating system can be moved without change to Stratus' implementation of the HP-UX operating system.

     The VOS operating system provides a sophisticated environment tuned to meet the needs of critical online computing environments. VOS also supports a large portfolio of industry-specific applications that provide solutions to customers with critical computing needs.

     RADIO  Cluster(TM) supports the Windows NT Server operating system  to provide a high level of reliability in a PC superserver. Redundancy of RADIO Cluster's compute processing, storage handling and high-speed networking eliminates the single points of failure common to PC servers.

     In 1997, the Company announced its intention to base the next generation of Continuum systems on the Intel(R) IA-64 microprocessor,
     , which is being jointly developed by Intel and Hewlett-Packard. The next generation will bring Stratus' continuous availability and the IA-64's 64-bit processing to both UNIX and Windows NT Server environments. In 1997, the Company began to re-deploy its Windows NT Server engineering resources away from the RADIO Cluster product line to re-focus them on the Merced-based fault-tolerant Continuum products which will run both the Windows NT Server and HP-UX operating systems.

Application Software

     Application software and professional services solutions, designed for Stratus systems and other platforms, are provided through the company's wholly owned subsidiaries, S2 Systems, Inc. (S2(TM)) and the TCAM Group of companies (TCAM(TM)), as well as through select third parties such as software houses, systems integrators and value-added resellers.

     S2 is a leading provider of business applications, advanced data communications, middleware and consulting and support services for businesses in the financial services, banking, brokerage, retail, healthcare, insurance and travel and transportation industries. Products include ON/2(TM) for banking solutions, the Customer Relationship Marketing suite for retail solutions and HealthLine(TM) for medical claims processing. S2 also specializes in high-performance communications and connectivity solutions with its Network Express(TM) product, providing businesses from virtually any industry a flexible gateway for their legacy systems (central systems housing vital business data) to connect with a wide array of remote systems and terminals.

     TCAM is a leading provider of application software and services to the worldwide securities industry. TCAM offers a broad range of application solutions, including its Alaris product for stock lending, an Advanced Order Management product for Internet-enabled retail brokerage transactions, and its SWAN product for settlements in PC, client/server, distributed and continuous availability computing environments using both open and proprietary operating systems on a broad range of hardware platforms.

     Stratus,   the   Stratus  logo,  Continuum  and  FTX  are   registered
trademarks, and RADIO, RADIO Cluster, Continuous Processing, HealthLine, XA-R and XA are trademarks of Stratus Computer, Inc. ON/2 is a registered trademark and S2 and Network Express are trademarks of S2 Systems, Inc. TCAM is a trademark of TCAM Systems, Inc. HP, Hewlett-Packard and HP-UX are trademarks of Hewlett-Packard Company. All other trademarks are the property of their respective owners.


MARKETING AND SALES

     A headquarters staff of sales and marketing professionals is employed with responsibility for direction of the field sales force, marketing strategy, technical support, advertising and public relations, customer and field training, competitive analysis and product planning. The Company is in the process of expanding its marketing function in order to increase the Company's identity in the marketplace and to improve its understanding of
product    requirements   in   strategic   market    segments    such    as
telecommunications.

     Stratus sells its products and services to end users directly through its sales organization in the United States, Mexico, Canada, Western Europe, the Far East, Japan, Australia and New Zealand, and indirectly through or in conjunction with its system integrators, VARs, application software houses and distributors. The Company's distributors are located in Central and South America, Central and Eastern Europe, the Middle East, Africa and the Far East. The Company has reseller agreements with Hewlett-Packard's Local Product Organizations in Germany/Switzerland, France and the United Kingdom which allow the Hewlett-Packard organization to resell Stratus products to their customers. The Company also sells through certain general purpose OEMs such as NEC Corporation. NEC has non-exclusive rights to sell Stratus' UNIX-based, fault-tolerant systems
worldwide.   Targeting  the  telecommunications market,  NEC  uses  Stratus systems in a variety of applications, including integration with various NEC telecommunications solutions.

     The Company's strategy is to continue to focus the sales organization on targeted vertical industries and major application opportunities within the telecommunications and enterprise server markets, expand indirect sales channels and improve selling efficiencies.

     For information on sales by geographic segment, see Note 13 in Notes to Consolidated Financial Statements included as part of the 1997 Annual Report to Stockholders, which Note 13 is incorporated herein by reference.

Competition

     The Company faces intense competition from a growing number of companies who offer a wide spectrum of business-class servers and employ a variety of techniques aimed at maintaining system and data availability. Most of these companies offer their solutions to the same markets targeted by Stratus. While the Company's primary competitors are Compaq Computer Corporation (as a result of its acquisition of Tandem Computers, Inc.), Hewlett-Packard Company, IBM and Sun Microsystems, Inc., the Company expects to encounter additional competition in the future from vendors such as Sequent Computer Systems, Inc. who integrate hardware and software products from such providers as Intel Corporation and Microsoft Corporation. While its primary competitors are substantially larger and have significantly more resources, the Company believes that its singular focus on critical online business applications, its expertise in continuous availability, automated service and its specialized vertical application focus provide unique advantages compared with those of its competitors. The Company also believes it competes successfully on the basis of product capabilities, total cost of ownership and its third party marketing programs.


BACKLOG

     Part of the Company's manufacturing and distribution strategy is to minimize the elapsed time between receipt of customer purchase orders and delivery of equipment. The final completion of the Company's manufactured products is usually accomplished with standard parts and without the need for additional engineering, generally permitting shipment of products within 30 to 60 days from receipt of order. Throughout the Company's history a very substantial portion of quarterly shipments tend to be made in the last month of each quarter, and any backlog is generally filled within weeks of the beginning of the next quarter. Customers have the ability to accelerate, defer or cancel delivery of any orders placed with the Company. For these reasons, the amount of backlog is not important to an understanding of the Company's business.


RAW MATERIALS, SUBCONTRACT LABOR AND MANUFACTURING

     The Company's volume manufacturing is located outside the United States at the Company's manufacturing facility in Dublin, Ireland. The Company purchases all of its system component parts and peripheral devices from other manufacturers. The majority of printed circuit boards are purchased from board subcontractors in the United States who manufacture in accordance with production standards and quality controls established by Stratus. Presently, the Company believes it has adequate supplies and commitments from vendors to satisfy 1998 forecasted requirements, and no delays in product shipments are expected. Peripheral devices, assemblies and parts are available from a number of different suppliers, but certain integrated circuits, printed circuit boards, plastic parts, and disk and tape drives are purchased from single sources of supply.

     During the second half of 1997, the company experienced favorable cost trends on the purchases of its disk drive products. This resulted from excess capacity in most of the segments of the disk drive industry, which is expected to continue in 1998. The Company has not experienced any significant difficulties in obtaining supplies of memory devices, integrated circuits, peripherals, assemblies or parts, but shortages, if any, could result in production delays that may adversely affect its business.


PRODUCT DEVELOPMENT

     Hardware and software development expenditures are expected to grow in absolute dollars over the next 12 months, but remain constant as as percentage of total revenues. The Company's total research and development expenditures, which include certain capitalized software development costs, were $101.5 million in 1997, $90.3 million in 1996, and $94.2 million in 1995. These investments reflect the Company's long-standing commitment to provide leading-edge hardware and software products to the telecommunications and reliable enterprise server marketplaces, particularly in support of mission critical applications. The Company leverages base hardware and software technologies supplied by partners, with development activities primarily focused on technologies which enhance systems and applications availability. The Company has made significant investments in telecommunications middleware products which simplify service creation for telecommunications providers and software developers, and which provide a high level of reliability for the delivery of those services.

     In 1997, the major development efforts were directed towards the Company's Continuum product line, and the Company began to transition resources away from its RADIO Cluster product line. Resources not focused at sustaining engineering for RADIO Cluster are being re-deployed to focus on the Company's new Merced-based fault-tolerant products that will support the Microsoft(R) Windows NT Server operating system.

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


EMPLOYEES

     As of December 28, 1997, the Company employed 2,487 persons.


Item 2.   Properties

     The Company currently occupies three buildings on a 112 acre site at its corporate headquarters location in Marlborough, Massachusetts. These three buildings and the underlying land (approximately 50 acres) plus a 62 acre adjoining parcel are owned by the Company. In the third quarter of 1997, the Company purchased the third building and underlying land (all of which had been leased under an operating lease) for $21.6 million in cash. The Company also owns its manufacturing and office facility in Dublin, Ireland. The aggregate amount of office, engineering, manufacturing and customer service space that is owned by the Company is approximately 612,836 square feet.


Information relating to the above facilities is set forth in the following table.

                                        Floor
                                        Space     Owned/
Plant Location        Use               (Sq. Ft.)      Leased
--------------  ---------------         ---------      ------

Marlborough,    Office, engineering      202,087        Own
MA

Marlborough,    Office, engineering      198,341        Own
MA               and customer service

Marlborough,    Office, engineering      102,408        Own
MA               and manufacturing

Dublin,         Office, engineering
Ireland          and manufacturing       110,000        Own



     Prior to the purchase of the third building at the Marlborough site, the Company's fiscal year 1997 rent for the leased Marlborough facility was approximately $1.5 million for the eight month period plus real estate taxes and other occupancy expenses.

     The Company also leases additional sales, customer service and education space at locations throughout the United States, Canada, Mexico, Europe, the Far East, Australia, New Zealand and South Africa at an aggregate annual rent of approximately $11.3 million for fiscal year 1997.



Item 3.   Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.



PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     The approximate number of holders of record of the Company's common stock at March 23, 1998 was 1,103. Additional information required by this item is incorporated herein by reference to the "Common Stock Information" appearing on page 34 of the 1997 Annual Report to stockholders.


Item 6.   Selected Financial Data

     The information required by this item is incorporated herein by reference to the "Financial History" appearing on pages 14-15 of the 1997 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16-20 of the 1997 Annual Report to Stockholders.


Item 8.   Financial Statements and Supplementary Data

     The financial statements listed in the "Index to Consolidated Financial Statements" filed as part of the Annual Report, together with the report of Ernst & Young LLP dated January 21, 1998, are incorporated herein by reference to the "Financial Statements and Supplementary Data" contained in pages 21-35 of the 1997 Annual Report to Stockholders.


Item 9.   Disagreements on Accounting and Financial Disclosure

     None.



PART III

Item 10.  Directors and Executive Officers of the Registrant

A.   Directors of the Company:

     The information required by this item is incorporated herein by reference to the "Election of Directors" appearing on pages 2-4 of the Proxy Statement for Annual Meeting of Stockholders on April 22, 1998.

B.   The executive officers of the Company are as follows:

          Name             Age                 Position

     Bruce I. Sachs        38   President and Chief Executive Officer

     William E. Foster     53   Chairman

     Maurice L. Castonguay 46   Vice President, Finance and
                                Administration, and Chief Financial Officer

     Stephen C. Kiely      52   Vice President, Platform Products

     Edward J. Mezzanotte  53   Vice President, Stratus Software Group

     J. Donald Oldham      56   Vice President, Worldwide Sales

     Roderick K. Randall   39   Vice President, Worldwide Marketing

     David M. Weishaar     46   Vice President, Worldwide Operations

     John F. Young         55   Vice President, Human Resources

     Eileen Casal          39   Vice President, General Counsel

     David P. Gamache      40   Vice President, Corporate Controller


     Mr. Sachs began his employment with Stratus in April 1997 and assumed the positions of President and Chief Executive Officer in May 1997. Previously, Mr. Sachs served as Executive Vice President and General Manager of the Internet Telecom Business Group at Bay Networks, Inc. from December, 1995, to May, 1997. He also served as Chief Executive Officer of Xylogics, Inc. from August, 1993 until the company was purchased by Bay Networks in December, 1995. Mr. Sachs joined Xylogics in May 1989 as Director of Engineering.

     Mr. Foster, a founder of the Company, was, from February 1980, to January 1996, Chairman and Chief Executive Officer of the Company. From 1980 until November 1993, Mr. Foster also served as President of the Company. From August 1996, to May 1997, he was President and Chief Executive Officer. From January 1996, he has been Chairman of the Company.

     Mr. Castonguay was appointed Vice President of Finance and Administration, and Chief Financial Officer in August 1997. Mr. Castonguay previously served as Vice President of Finance and Chief Financial Officer at Gradient Technologies, Inc. from March, 1996 to August, 1997. He also served as Chief Financial Officer of Xylogics, Inc. from September, 1990 to March, 1996.

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

     Mr. Mezzanotte was appointed Vice President and General Manager, Software Business Group in October 1997. Mr. Mezzanotte previously served as Vice President and General Manager of the Company's Isis Distributed Systems Division. Prior to joining the Company in 1996, Mr. Mezzanotte served as President of Powertel Inc. from June 1995 to July 1996. From April 1993 to June 1995 Mr. Mezzanotte was president of the Systems Exchange, a company he co-founded in 1993.

     Mr. Oldham joined the Company in March 1984 as Regional Director for the Company's Eastern Sales Region. In December 1990 he was appointed Vice President, Telecommunications Sales. In May 1994 he was elected Vice President, Telecommunications Division. He has served as Vice President, Worldwide Sales since his election in October 1994.

     Mr. Randall was appointed Vice President of Worldwide Marketing in October 1997. Mr. Randall previously served as Vice President of Strategic Market Development at Madge Networks, Inc. from May, 1996 to September, 1997, when the company he co-founded in 1987, Teleos Communication, Inc. was acquired by Madge Networks, Inc. in 1996. Mr. Randall held a variety of senior executive roles at Teleos between 1987 and 1996, most recently as Vice President and Chief Technology Officer.

     Mr. Weishaar joined the Company in August 1993, and was elected Vice President, Worldwide Operations. Prior to that time, he was Vice President of European Operations and prior to that Vice President, East Coast Operations for Sun Microsystems, Inc.

     Mr. Young joined the Company in 1985 as Director, Human Resources. He was elected Vice President, Human Resources in October 1990.

     Ms. Casal joined the Company in September 1986 as Corporate Staff Attorney. From October 1990 to October 1995, she served as Division Counsel for the Company's International Division. From October 1995 she served as Associate General Counsel and in February 1996 she was elected Vice President, General Counsel.

     Mr. Gamache joined the Company in June 1983. Since that time he has served in several corporate and operational finance positions including General Accounting Manager, International Sales Controller, Director, Finance and Administration - International Division and Director, Finance and
Administration - Worldwide Sales. In October 1995 he was elected Vice President, Corporate Controller. Effective April 27, 1998, Mr. Gamache will resign from his position.


Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the "Executive Compensation" appearing on pages 6-10 of the Proxy Statement for Annual Meeting of Stockholders on April 22, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the tables on pages 1 and 5 of the Proxy Statement for Annual Meeting of Stockholders on April 22, 1998.


Item 13.  Certain Relationships and Related Transactions

     None.


Financial History

In thousands except per share amounts and employees, unaudited

                               1997    1996(F1)    1995(F1)    1994(F2)    1993(F2)    1992      1991    1990     1989     1988
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                $688,275 $609,329    $587,922    $576,556    $513,680    $486,266 $448,632 $403,850 $341,327 $265,314
-----------------------------------------------------------------------------------------------------------------------------------
Product revenue percent            71%      67%         65%         72%         77%         79%      82%      84%      85%      88%
Service revenue percent            29%      33%         35%         28%         23%         21%      18%      16%      15%      12%
Gross profit margin            310,685  269,771     284,732     321,961     292,811     289,070  267,312  237,995  207,613  160,787
Gross profit margin percent
  to sales                       45.1%    44.3%       48.4%       55.8%       57.0%       59.4%    59.6%    58.9%    60.8%    60.6%
Operating expenses             228,545  219,637(F1) 272,664(F1) 252,283(F2) 267,395(F2)  220,649  205,241  186,913  153,920  115,671
Operating expenses percent
  to sales                         33%      36%         46%         44%         52%         45%      46%      46%      45%      44%
Operating income                82,140   50,134      12,068      69,678      25,416      68,421   62,071   51,082   53,693   45,116
Operating income percent
  to sales                         12%       8%          2%         12%          5%         14%      14%      13%      16%      17%
-----------------------------------------------------------------------------------------------------------------------------------
Net income                   $  74,114 $ 43,520    $ 17,338    $ 60,982    $ 16,607    $ 56,945 $ 49,705 $ 36,987 $ 35,393 $ 29,344
-----------------------------------------------------------------------------------------------------------------------------------

Cash flow data
Net cash provided by
  operating activities       $186,268  $ 99,118    $ 48,090    $140,621    $121,919    $ 97,445 $ 81,127 $ 36,102 $ 21,622 $ 12,696
Acquisition of property,
  plant and equipment          73,832    48,165      54,734      53,858      33,668      60,759   31,478   27,395   36,963   17,807
Depreciation of property,
  plant and equipment          47,786    41,790      42,864      40,395      35,111      31,778   28,910   19,893   16,889   10,547

Share data
Shares used to compute
  earnings per share-basic     23,522    23,437      23,417      24,132      23,271      22,564   21,314   20,378   19,872   19,441
Shares used to compute
  earnings per share-diluted   24,635    23,774      23,757      24,649      23,769     23,457    22,419   20,894   20,712   20,257
Earnings per share-basic     $   3.15  $   1.86    $   0.74    $   2.53    $   0.71    $  2.52  $   2.33 $   1.82 $   1.78 $   1.51
Earnings per share-diluted   $   3.01  $   1.83    $   0.73    $   2.47    $   0.70    $  2.43  $   2.22 $   1.77 $   1.71 $   1.45
Common stock price
     High                    $  58.81  $  34.87    $  39.62    $  38.50    $  41.25    $ 54.25  $  50.62 $  29.00 $  35.25 $  31.50
     Low                     $  26.63  $  17.12    $  23.37    $  23.25    $  20.25    $ 29.50  $  20.75 $  14.62 $  19.25 $  19.50
Book value per share         $  25.09  $  22.28    $  20.49    $  20.31    $  18.13    $ 17.03  $  14.18 $  11.15 $   9.12 $   7.08

Year-end position
Total assets                 $750,361  $638,921    $607,809    $613,410    $558,531    $467,182 $397,081 $327,574 $274,098 $199,787
Working capital               383,875   325,724     292,993     324,431     299,293     277,600  237,977  170,306  136,257  101,273
Long-term obligations
  and deferrals                   887     3,634       7,168      10,150      13,743       3,951    6,543   18,822   29,402   10,170
Stockholders' equity          600,776   519,484     478,391     490,152     435,960     389,663  314,026  230,281  183,972  138,985
Return on average
  stockholders' equity            13%        9%          4%         13%          4%         16%      18%      18%      22%      24%
Employees                       2,487     2,293       2,441       2,878       2,610       2,622    2,492    2,381    2,147    1,711
-----------------------------------------------------------------------------------------------------------------------------------

<F1> Operating expenses in 1996 and 1995 included charges of $4,623 and $24,500, respectively, to cover the costs of reducing the Company's cost structure.
<F2> Operating expenses in 1994 and 1993 included charges of $7,800 and $36,230, respectively, to write off purchased research and development acquired in connection with the Company's acquisitions.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table summarizes the percentage relationships of income and expense items included in the Consolidated Statements of Income for the three years ended December 28, 1997 and the percentage changes in those items when compared to the preceding year.

                   Percentage of total revenues  Percentage increase (decrease)
                        1997    1996    1995             1997    1996     1995
-------------------------------------------------------------------------------
Product sales           71%     67%      65%              20%      6%      (8%)
Service revenue         29%     33%      35%              (2%)    (1%)     27%
-------------------------------------------------------------------------------
Total revenues         100%    100%     100%              13%      4%       2%
-------------------------------------------------------------------------------
Product cost of
  sales                 37%     35%      32%              18%     14%      11%
Service expense         18%     21%      20%               0%      8%      36%
-------------------------------------------------------------------------------
Gross profit            45%     44%      48%              15%     (5%)    (12%)
-------------------------------------------------------------------------------
Research & development
  expense               13%     13%      14%              14%     (5%)     (1%)
Selling, general &
  administrative
  expenses              20%     22%      28%               2%    (18%)      3%
Restructuring charge      -      1%       4%              N/A    (81%)     N/A
-------------------------------------------------------------------------------
Total operating
  expenses              33%     36%      46%               5%     (1%)      8%
-------------------------------------------------------------------------------
Operating Income        12%      8%       2%              64%    315%     (83%)
-------------------------------------------------------------------------------
Other income, including
  interest income and
  interest expense       2%      1%       2%              94%    (31%)     29%
-------------------------------------------------------------------------------
Income before provision
  for income taxes      14%      9%       4%              67%    162%     (72%)
Provision for income
  taxes                  3%      2%       1%              58%    205%     (73%)
-------------------------------------------------------------------------------
Net income              11%      7%       3%              70%    151%     (72%)
-------------------------------------------------------------------------------


OVERVIEW
Stratus' mission is to be the premier supplier of computer systems and services where continuous availability is a critical need. The Company differentiates itself from its competitors with two core competencies: a hardware-based fault-tolerant computer architecture which provides the most reliable computer platforms on the market; and a customer service organization and service products which are uniquely suited to supporting the most demanding computing environments in the world. The Company intends to focus its sales and marketing resources on those industry markets, applications and customers which place the greatest value on computer availability and customer support.
     In 1997, the largest and fastest growing of these markets was telecommunications, accounting for 53 percent of product revenue. The Company has reallocated a significant share of its engineering, marketing, and sales resources to this market and believes that strong growth in telecommunications will continue well into the future. The Company has made a significant investment in telecommunications middleware products which simplify service creation for telecommunications providers, and which provide the highest level of reliability for the delivery of those services. Partnerships with key application providers enable the Company to offer comprehensive solutions for complex telecommunications requirements, including Local Number Portability
(LNP) and Home Location Register (HLR).
     The second major market focus of the Company is financial services. Marketing and sales resources are directed at the increasing number of online applications which require continuous access by customers to account information, and in which there is an absolute requirement for data integrity in customer-initiated transactions. The Company's software subsidiaries, S2 Systems, Inc. and TCAM Systems, Inc., provide leading-edge application solutions to the banking, securities, and retail industry markets.
     The Company markets its products and services through direct sales organizations in the U.S., and in certain countries internationally, as well as through international distributors and international OEM partners. NEC, an OEM partner since 1990, was the Company's largest customer in 1997, with product revenues of $153.2 million. Increasing the proportion of its product sales through indirect channels is part of the Company's strategy to increase revenues. Selling efficiencies gained by this model allow the Company to include a strong low-end offering in its product family, providing the Company access to the much broader market available at lower price points. The Company markets these products as open, easy-to-use and affordable. They are used to support a wide variety of critical applications where fault tolerance was not previously economical.
     To strengthen its market position as a supplier of open systems, the Company offers four operating systems: The Hewlett-Packard HP-UX Operating system (OS), which is the most commercially successful UNIX operating system available; the Microsoft Windows NT Server, the fastest growing operating system; FTX, Stratus' own fault-tolerant UNIX offering; and VOS, Stratus' proprietary operating system. Sales of systems running the HP-UX OS, introduced in late 1996, began to increase rapidly in the fourth quarter of 1997. The Company expects continued strong growth in sales of systems using the HP-UX OS due to the very large number of third-party HP-UX application software providers who are now able to combine their products with Stratus' continuous availability for critical applications.
     The Company maintains a significant level of engineering investment to ensure that its products remain competitive in terms of price/performance. In 1997, the Continuum family of computer platform products was upgraded to the Hewlett-Packard PA-RISC 8000 microprocessor, providing a performance increase of two to four times over previous Continuums. Since the new generation is fully compatible with previous Continuum PA-RISC models, the Company anticipates a smooth product transition. Also in 1997, the Company announced its intention to base the next generation of Continuum products on the Intel IA-64 microprocessor, code-named Merced, which is being jointly developed by Intel and Hewlett-Packard, and which is planned to support both the HP-UX OS and Windows NT Server computing environments.
     The Company remains focused on computer availability and intends to leverage the technology advances of other companies such as Hewlett-Packard, Intel and Microsoft to reduce cost and time to market for future generations of products. The Company plans to improve performance, functionality and price/performance across all of its product lines to compete in broader markets.

OPERATING RESULTS
The Company's 1997 net income of $74.1 million, or $3.01 per share (diluted), increased $30.6 million, or 70% from 1996 net income of $43.5 million, or $1.83 per share (diluted). Net income in 1996 increased $26.2 million, or 151% from 1995 income of $17.3 million, or $0.73 per share (diluted). Operating income for 1996 and 1995 included restructuring charges of $4.6 million, or $0.19 per share (diluted) and $24.5 million, or $1.03 per share (diluted), respectively. Excluding these charges, 1996 net income would have been $47.1 million, or $1.98 per share (diluted) and 1995 net income would have been $36.9 million, or $1.55 per share (diluted).

NET REVENUES
Total 1997 net revenues increased $78.9 million to $688.3 million, 13% higher than in 1996. This compares with an increase of $21.4 million, or 4%, from 1995 to 1996 and an increase of $11.4 million, or 2%, from 1994 to 1995. The increase in 1997 was primarily due to product revenue growth in the telecommunications and financial services markets, while the 1996 increase was primarily attributable to growth in telecommunications.
     The following table details the percentage of product sales for each of the Company's distribution channels:

                              Percent of total
                             1997   1996   1995
------------------------------------------------
Domestic direct               34     38     44
International direct          22     28     33
NEC                           31     22     11
Distributors                  13     12     12
------------------------------------------------
Total                        100    100    100
------------------------------------------------

The Company's product sales increased 20% in 1997 compared with 1996. This compares to 6% growth in 1996 and an 8% decline in 1995. The 1997 increase was driven primarily by increased hardware product revenues. Strong results in 1997 were realized through domestic direct and sales to NEC. In spite of competitive pressure, there was not a material impact on the Company's pricing structure. The 1996 increase was driven primarily by increased hardware product revenues through the NEC and domestic direct channels into the telecommunications market sector.
     In 1997, international direct product sales decreased 4% from 1996, following a decline of 8% in 1996 and 12% in 1995. International direct sales in 1997 were strong in the United Kingdom, Hong Kong, PRC and Singapore, but were more than offset by declines in Mexico and several continental European countries. The Company's direct product sales in the U.S. increased 9% from 1996 following declines of 9% in 1996 and 12% in 1995. The increase in the U.S. was mainly due to stronger sales in the financial services and electronic commerce industries.
     Revenue from the Company's indirect product channels grew by 52%, 53% and 9% in 1997, 1996 and 1995, respectively. This revenue growth was due primarily to increased sales to NEC. In 1997, sales to NEC grew by 70%, following increases of 111% in 1996 and 70% in 1995. Distributor sales increased 20% in 1997 compared with a 2% increase in 1996 and a 17% decline in 1995. Year-over-year 1997 distributor revenues increased due to stronger sales through Olivetti and in Europe. While the Far East region contributed 35% of the Company's revenues during 1997, the sales in Far Eastern countries currently experiencing significant economic, currency devaluation and liquidity problems during the year contributed only 4% of total revenues.
     The Company's service revenue declined 2% in 1997 compared with 1996. This decline compares to a decrease of 1% in 1996 and 27% growth in 1995. The decline in 1997 was mainly due to an 18% decrease in professional services revenue due to the completion of several large integration projects during 1997. This decline was partially offset by a 2% increase in maintenance and education revenue.

GROSS PROFIT
Product sales generated a gross profit of 48% in 1997 compared with 47% in 1996 and 51% in 1995. The one point growth in 1997 was primarily the result of a favorable product mix and manufacturing efficiencies gained as a result of increased volume. The decline from 1995 to 1996 resulted primarily from increased competitive pressure, an aggressively priced Continuum product line introduced early in the year, unfavorable impact of foreign exchange rate movement and a decrease in software license revenues.
     Service gross profit was 37%, 38%, and 44% in 1997, 1996, and 1995, respectively. The decreases from 1996 to 1997 and from 1995 to 1996 were due primarily to lower professional services revenues.

RESEARCH AND DEVELOPMENT
The Company's investment in research and development of $90.6 million in 1997 increased 14% over 1996, compared with a 5% decrease in 1996 and a 1% decrease in 1995. Research and development expense as a percent of revenue was 13% for both 1997 and 1996, and 14% in 1995. These investments reflect the Company's long-standing commitment to provide leading-edge hardware and software products to the telecommunications and reliable enterprise server marketplaces, particularly in support of mission critical applications.
     In 1997, the Company's research and development efforts were directed primarily towards the Company's Continuum product line. The Company continued to enhance its Continuum product line, leveraged by the successful incorporation of the Hewlett Packard industry-leading PA-RISC microprocessor, and the HP-UX, FTX and VOS operating system technologies. During 1997, the Company began to transition resources away from its RADIO Cluster product line. Resources not focused at sustaining engineering for RADIO Cluster are being re-deployed to focus on the Company's new Merced-based fault-tolerant products that will support the Microsoft Windows NT Server operating system. This Intel IA-64 microprocessor technology with 64-bit processing will be brought to the next generation of Continuum products.
     Management believes that ongoing expenditures in research & development, and focusing on core competencies further leveraged by effective partnerships are vital to future growth. The Company expects to continue to invest in these technologies in the normal course of its business cycle to bring competitive products to market, and to realize the benefits of purchased research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $2.7 million, or 2%, in 1997 to $137.9 million compared with a decrease of $29.1 million, or 18%, in 1996 and an increase of $4.1 million, or 3%, in 1995. As a percentage of total revenues, selling, general and administrative expenses were 20% in 1997, down from 22% in 1996 and 28% in 1995. The Company's strategy is to continue to focus the sales organization on targeted vertical industries and application opportunities within the telecommunications and enterprise server markets, expand indirect sales channels and improve selling efficiencies. The Company is in the process of expanding its marketing function in order to increase the Company's identity in the marketplace and to improve its understanding of product requirements in strategic market segments such as telecommunications.

RESTRUCTURING
During 1996, the Company restructured its software business to improve operating results by aligning expenses with revenues, and to focus on new strategic product offerings. As a result, a $4.6 million restructuring charge was recorded for workforce reductions and asset write-downs related to the discontinuation of certain product programs.
     During 1995, after completing an evaluation of the Company's economic model and cost structure, management approved a plan to restructure its operations. As a result, a $24.5 million restructuring charge was recorded for the reduction of the worldwide workforce by approximately 575 employees, as well as the consolidation of certain manufacturing and sales operations. The action was taken to re-size the expense structure of the Company, bringing expense levels in line with the new economic model. Of the total charge, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations.

OTHER INCOME
Interest income increased in 1997 primarily due to higher amounts of invested cash and marketable securities as compared to 1996. A decrease in 1997 interest expense was attributable to lower levels of long-term debt. Through the use of forward foreign exchange contracts, the Company substantially negates the effects of foreign currency fluctuations on foreign currency denominated intercompany receivables and payables. The cost of hedging the Company's currency exposures is included in other income.

INCOME TAXES
The Company's effective tax rate was 22.0% in 1997, 23.3% in 1996 and 20.0% in 1995. The 1997 tax rate was lower than the previous year due to a change in the mix of the taxable income among the Company's subsidiaries, and the increased utilization of research credits.
     The Company has recorded a net deferred tax asset at December 28, 1997. Although realization is not assured, based on the Company's history of profitability and expectation of future income, management believes it is likely that the deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash, cash equivalents and marketable securities of $259.7 million at the end of 1997. Corresponding balances at the end of 1996 and 1995 were $174.9 million and $155.1 million, respectively. Total assets at the end of 1997 increased to $750.4 million compared with $638.9 million in 1996. Stockholders equity increased to $600.8 million in 1997 from $519.5 million in 1996.
     Cash generated from operating activities was $186.3 million in 1997 compared to $99.1 million in 1996 and $48.1 million in 1995. The increase in cash generated from operating activities in 1997 compared with 1996 is primarily attributable to higher profits in 1997.
     The Company used net cash of $13.7 million for the acquisition of businesses in 1995. There were no such expenditures in 1996 or 1997.
     Capital expenditures were $73.8 in 1997 compared to $48.2 million in 1996 and $54.7 million in 1995. In the third quarter of 1997, the Company purchased the third building and underlying land (all of which had been leased under an operating lease) at its corporate headquarters site in Marlborough, Massachusetts for $21.6 million in cash. In addition, the Company expended $28.8 million in 1997, $25.1 million in 1996 and $23.2 million in 1995 on other long-term assets. The Company continues to invest in capital equipment and other long-term assets, principally software technologies used to broaden the functionality of product offerings aimed at target markets. Investments will be made in amounts sufficient to support future growth and enhance operations in order to maintain the highest standards of overall quality. In 1998, the Company plans to spend approximately $45 million on capital equipment and $25 million for other long-term assets.
     Net proceeds from the Company's Employee Stock Purchase Plan and stock option plans were $29.8 million in 1997, $10.5 million in 1996, and $16.3 million in 1995. For fiscal years 1997, 1996, and 1995, the Company repurchased common stock on the open market as follows: 765,700 shares for $26.2 million, 534,300 shares for $12.6 million, and 1,511,800 shares for $44.6 million, respectively. The Company has an approved stock repurchase program designed to fund the Employee Stock Purchase Plan and stock option plans. The Company anticipates that it will repurchase approximately 1.1 million shares in the open market in 1998.
     The Company believes its existing cash balance, including cash equivalents and marketable securities and cash generated from future operations, will be sufficient to meet the Company's cash requirements for the foreseeable future.

YEAR 2000
In 1996, the Company recognized the need to ensure its operations would not be adversely impacted by Year 2000 software failures. The Company has dedicated resources to coordinate the identification, evaluation and implementation of the changes to computer systems and applications necessary to achieve a Year 2000 data conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process information in the year 2000 and beyond.
     Major areas of potential business impact have been identified and initial conversion efforts are underway. In 1997, the Company replaced its core financial, order management and manufacturing systems with year 2000 compliant applications. The Company also is communicating with customers, suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The Company estimates these activities will be completed by June 1999. In addition, the Company has funded internal development plans to ensure that all products for sale are year 2000 compliant by the end of 1998. The total cost of compliance is not expected to have a material adverse impact on the Company's financial position or results of operations.

OUTLOOK
Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its two principal business areas: 1) the telecommunications and financial services markets with focus on the core product line of Continuum fault-tolerant computer systems, and
2) the application software markets addressed by the Company's S2 and TCAM subsidiaries. The Company will align its product strategies to meet the industry-specific requirements of targeted growth markets.
     The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company plans to continue to support customer needs for its distributed computing products. The development and delivery of telecommunications middleware, application software and professional services will be targeted towards those market segments where computer availability is a critical need.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements. The Company cautions readers to recognize that actual future results could differ materially from historical performance as a result of the following and other factors:
     Future operating results are dependent upon the timing and market acceptance of new and enhanced product introductions by the Company or its competitors, several of which are larger than the Company, including competitors offering high-availability solutions.
     The transition of customers from existing to new products in a rapidly changing technological environment, as well as unexpected delays and/or cancellations in customer purchases of existing products in anticipation of new products, are inherent risks.
     Revenues and earnings may be impacted by the Company's ability to strengthen its position in open systems by increasing sales of its Continuum systems running the HP-UX operating system.
     The Company historically books and ships a large percentage of its revenues towards the end of each quarter, making revenue forecasting difficult. In addition, product volumes and product mix comprising the forecast are dependent upon customers' changing demands and needs. As the Company increases its product and service offerings, the process of planning and forecasting revenue becomes increasingly difficult. Each of these factors may subject the Company to fluctuations in revenues and earnings.
     Substantially all of the Company's product manufacturing and many of its suppliers are located outside the United States. In conjunction with the forecast process discussed above, the Company must adjust operations to satisfy production requirements as demand changes. Production capacity is dependent upon the ability of the Company's suppliers to provide components on time and at reasonable prices. Supply constraints, dependence on single-source vendors, foreign currency exchange rate fluctuations, foreign country political and economic changes, as well as changes in export and trade regulations could adversely impact the Company's operations.
     A significant amount of the Company's business is derived from international markets, including the Far East. While existing business levels in countries which are currently experiencing significant economic, currency devaluation and liquidity problems did not materially impact the Company during 1997, there is no assurance that future financial results will not be adversely impacted by economic events in other parts of the Far East or elsewhere.
     In addition to its direct channels, the Company continues to expand its indirect distribution channels through resellers and distributors. One customer, NEC, represented 22%, 15% and 7% of net revenues in 1997, 1996 and 1995, respectively. The financial condition of, and ongoing business relationship with, such resellers and distributors is important to the Company's financial success. Fluctuations in channel mix may be significant and can have a significant impact on gross margins and therefore on earnings per share.
     As the technology marketplace continues to evolve in anticipation of meeting customers' changing needs, the industry continues to experience competitive pressures on price and gross margins. Downward pressures on price and gross margins and unexpected revenue and margin shifts may cause the Company to change its operations and as such, may adversely impact the Company's financial results.
     Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's primary operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in the high-technology engineering areas.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 28, 1997, December 29, 1996, and December 31, 1995
In thousands, except per share amounts         1997         1996         1995
-------------------------------------------------------------------------------
Revenues
     Product sales                          $489,214      $406,956     $383,850
     Service                                 199,061       202,373      204,072
-------------------------------------------------------------------------------
Total revenues                               688,275       609,329      587,922
-------------------------------------------------------------------------------
Cost of sales
     Product cost of sales                   252,487       214,580      187,935
     Service expense                         125,103       124,978      115,255
-------------------------------------------------------------------------------
Gross profit                                 310,685       269,771      284,732
-------------------------------------------------------------------------------

Operating expenses
     Research and development expense         90,647        79,818       83,824
     Selling, general and administrative
       expenses                              137,898       135,196      164,340
     Restructuring charge                          -         4,623       24,500
-------------------------------------------------------------------------------
Total operating expenses                     228,545       219,637      272,664
-------------------------------------------------------------------------------
Operating income                              82,140        50,134       12,068
     Interest income                          10,903         6,545        8,715
     Interest expense                           (354)         (760)      (1,077)
     Other income                              2,328           836        1,966
-------------------------------------------------------------------------------
Income before provision for income taxes      95,017        56,755       21,672
Provision for income taxes                    20,903        13,235        4,334
-------------------------------------------------------------------------------
Net income                                  $ 74,114      $ 43,520     $ 17,338
-------------------------------------------------------------------------------

Earnings per share:
     Basic                                  $   3.15      $   1.86     $   0.74
     Diluted                                $   3.01      $   1.83     $   0.73
Shares used to compute earnings per share:
     Basic                                    23,522        23,437       23,417
     Diluted                                  24,635        23,774       23,757
-------------------------------------------------------------------------------

See accompanying notes


CONSOLIDATED BALANCE SHEETS

At December 28, 1997 and December 29, 1996
In thousands, except share and per share amounts            1997         1996
-------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                            $178,611     $131,683
     Marketable securities                                  81,070       43,187
     Accounts receivable, net                              161,346      175,061
     Inventories                                            76,635       63,283
     Prepaid expenses                                       14,699       14,540
     Other current assets                                   20,212       13,773
-------------------------------------------------------------------------------
Total current assets                                       532,573      441,527
-------------------------------------------------------------------------------
Property, plant and equipment, less
  accumulated depreciation                                 148,790      122,756
Other assets, net                                           68,998       74,638
-------------------------------------------------------------------------------
Total assets                                              $750,361     $638,921
-------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities
     Accounts payable                                     $ 34,860     $ 30,357
     Accrued expenses:
          Compensation-related                              24,395       17,422
          Other                                             31,636       34,204
-------------------------------------------------------------------------------
     Total accrued expenses                                 56,031       51,626
     Income taxes payable                                   27,906       13,564
     Short-term borrowings and obligations                   1,487        2,667
     Deferred revenue                                       28,414       17,589
-------------------------------------------------------------------------------
Total current liabilities                                  148,698      115,803
Long-term obligations and deferrals                            887        3,634
Stockholders' equity
     Common stock, $.01 par value, 150,000,000 shares
      authorized, 27,645,033 and 26,252,242 shares
      issued and outstanding in 1997 and 1996, respectively    276          263
     Junior common stock, $.01 par value, 500,000 shares
      authorized                                                 -            -
     Additional paid-in capital                            255,691      219,237
     Retained earnings                                     465,538      391,424
     Cumulative translation adjustment                      (5,877)      (2,826)
-------------------------------------------------------------------------------
Subtotal                                                   715,628      608,098
     Less: shares in treasury, at cost, 3,700,000
      and 2,934,300 shares in 1997 and 1996, respectively (114,852)     (88,614)
-------------------------------------------------------------------------------
Total stockholders' equity                                 600,776      519,484
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $750,361     $638,921
-------------------------------------------------------------------------------

See accompanying notes


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


For the period January 1, 1995 to December 28, 1997

                                                        Additional                        Cumulative     Total
                                                Common   paid-in   Retained    Treasury   translation  stockholders'
In thousands, except share amounts              stock    capital   earnings     stock     adjustment     equity
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                       $250   $191,971   $330,566    $ (31,402)   $(1,233)   $490,152
Repurchase of 1,511,800 shares of common stock      -          -          -      (44,616)         -     (44,616)
Exercise of 472,124 options issued
     under employee stock option plans              5      9,688          -            -          -       9,693
Issuance of 248,332 shares of common stock
     under Employee Stock Purchase Plan             2      6,588          -            -          -       6,590
Foreign currency translation adjustment             -          -          -            -       (827)       (827)
Compensation expense associated with
     grant of stock options                         -         61          -            -          -          61
Net income for the year ended December 31, 1995     -          -     17,338            -          -      17,338
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      257    208,308    347,904      (76,018)    (2,060)    478,391
Repurchase of 534,300 shares of common stock        -          -          -      (12,596)         -     (12,596)
Exercise of 242,091 options issued
     under employee stock option plans              3      4,480          -            -          -       4,483
Issuance of 264,028 shares of common stock
     under Employee Stock Purchase Plan             3      5,963          -            -          -       5,966
Foreign currency translation adjustment             -          -          -            -       (766)       (766)
Tax benefit from non-qualified stock options        -        424          -            -          -         424
Compensation expense associated with
     grant of stock options                         -         62          -            -          -          62
Net income for the year ended December 29, 1996     -          -     43,520            -          -      43,520
--------------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996                      263    219,237    391,424      (88,614)    (2,826)    519,484
Repurchase of 765,700 shares of common stock        -          -          -      (26,238)         -     (26,238)
Exercise of 1,035,751 options issued
     under employee stock option plans             10     21,882          -            -          -      21,892
Issuance of 357,040 shares of common stock
     under employee stock purchase plan             3      7,856          -            -          -       7,859
Foreign currency translation adjustment             -          -          -            -     (3,051)     (3,051)
Tax benefit from non-qualified stock options        -      6,219          -            -          -       6,219
Compensation expense associated with
     grant of stock options                         -        497          -            -          -         497
Net income for the year ended December 28, 1997     -          -     74,114            -          -      74,114
--------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                     $276   $255,691   $465,538    $(114,852)   $(5,877)   $600,776
--------------------------------------------------------------------------------------------------------------------

See accompanying notes


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 28, 1997, December 29, 1996 and December 31, 1995

In thousands                                   1997         1996         1995
-------------------------------------------------------------------------------
Operating activities
Cash flows from operating activities:
     Net income                             $ 74,114      $ 43,520    $  17,338
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation and amortization            80,974        67,345       66,040
     Restructuring charge                          -         4,623       24,500
     Add (deduct) changes in working capital:
          Accounts receivable, net            13,715        (9,485)     (22,596)
          Inventory                          (13,352)       (2,013)     (15,725)
          Accounts payable and accrued
            liabilities                        8,290       (12,301)       7,233
          Income tax payables                 14,342         4,947      (24,710)
          Other working capital items          8,185         2,482       (3,990)
-------------------------------------------------------------------------------
Net cash provided by operating activities    186,268        99,118       48,090
Investing activities
Cash flows from investing activities:
     Acquisition of property, plant
       and equipment                         (73,832)      (48,165)     (54,734)
     Acquisition of businesses, net of
       cash acquired                               -             -      (13,711)
     Purchases of marketable securities     (129,295)      (31,557)    (119,945)
     Proceeds from sale and maturity of
       marketable securities                  91,412        51,875       94,516
     Acquisition of other assets             (28,846)      (25,092)     (23,172)
-------------------------------------------------------------------------------
Net cash used in investing activities       (140,561)      (52,939)    (117,046)
Financing activities
Cash flows from financing activities:
     Net proceeds from employee stock plans   29,751        10,511       16,344
     Acquisition of treasury stock           (26,238)      (12,596)     (44,616)
     Reduction of long-term obligations
       and deferrals                          (1,776)       (3,531)      (3,187)
-------------------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                   1,737        (5,616)     (31,459)
Effect of exchange rate changes on cash         (516)         (472)          73
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            46,928        40,091     (100,342)
Cash and cash equivalents at beginning
  of year                                    131,683        91,592      191,934
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year    $178,611      $131,683    $  91,592
-------------------------------------------------------------------------------

See accompanying notes


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The investment in the Company's joint venture with Axime S.A. of France (see Note 12) is accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Cash equivalents and marketable securities
Cash equivalents include highly liquid investments with maturities of three months or less at time of acquisition and are comprised primarily of government securities, commercial paper and bank notes carried at cost, which approximates fair value. Marketable securities consist of securities with maturities greater than ninety-one days. Marketable securities are reported at fair values which are based on quoted market prices.

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

Accounts receivable
The Company states its accounts receivable at their estimated net realizable value. The allowance for doubtful accounts was $8.3 million at December 28, 1997 and December 29, 1996.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, plant and equipment
Property, plant and equipment is stated at cost. Depreciation expense of $47.8 million in 1997, $41.8 million in 1996 and $42.9 million in 1995 was calculated using the straight-line method based upon the following estimated useful lives:

Land improvements                  15 years
Buildings and improvements         15-39 years
Machinery and equipment            2-5 years
Leasehold improvements             shorter of term of lease
                                     or life of asset
Service and spare parts            4 years


Software
Costs related to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to attaining technological feasibility to produce the finished product are generally capitalized. These costs are amortized over the lesser of three years or the estimated product life cycle.

Intangible assets
The Company has classified as goodwill the cost in excess of fair value of net assets acquired in purchase transactions. Unamortized goodwill costs, included in other assets on the consolidated balance sheets, were $14.2 million at December 28, 1997 and $18.5 million at December 29, 1996. Goodwill is being amortized using the straight-line method over a period of seven years. The Company periodically evaluates the carrying value of intangible assets for impairment. Any impairment is charged to expense in the period identified.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, collectibility of accounts receivable, carrying value of inventory, and recoverability of capitalized software, goodwill and deferred tax assets. Actual results could differ from those estimates.

Revenue recognition
Revenue from product sales is generally recognized at the time of shipment. Software license revenue is recognized at the time of delivery. Service, product support and professional services revenues are recognized over the contractual period or as the services are provided. The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) in October 1997. SOP 97-2 will be effective for the Company beginning with transactions entered into on or after December 29, 1997. The Company believes SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

Income taxes
The Company provides deferred taxes to recognize temporary differences between financial reporting and tax accounting.
     The Company's practice is to reinvest the earnings of its foreign subsidiaries in those operations and to repatriate unremitted earnings only when it is advantageous to do so.

Foreign exchange contracts
The Company continually enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its committed exposures. These contracts protect the Company from risk due to exchange rate movements because gains and losses on the contracts offset losses and gains on the assets, liabilities and transactions being hedged. As of December 28, 1997 and December 29, 1996, the Company had $42.5 million and $71.9 million, respectively, of net foreign exchange contracts outstanding, predominantly in European currencies and Japanese yen. The maturities of foreign exchange contracts generally do not exceed six months. Foreign currency transaction gains and losses, which are included in other income, as well as unrealized gains and losses on forward foreign exchange contracts, are not material to the Company's consolidated financial statements.

Concentration of credit risk
The Company sells its products to customers in diversified industries, primarily in the United States, Europe, the Asia Pacific Rim, and Central and South America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.
     The Company invests its cash equivalents principally in deposits with major banks and in money market securities of companies and municipal government entities with strong credit ratings. These securities mature within three months of their purchase date and therefore, are subject to minimal risk. The Company's investments in marketable securities consist primarily of time deposits, obligations of states and political subdivisions, U.S. government issues, commercial paper and corporate bonds. The weighted average maturity of these investments does not exceed eighteen months.

Employee stock plans
Proceeds from the sale of common stock issued under the Employee Stock Purchase Plan and stock option plans are credited to common stock at the par value. The excess of the share price over par value is credited to additional paid-in capital. The Company's stock plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     Income tax benefits arising from employee's premature disposition of purchased shares and exercise of non-qualified stock options are credited to additional paid-in capital.

Earnings per share
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted for financial statements issued for periods ending after December 15, 1997. In accordance with this Statement, the Company changed the method previously used to compute earnings per share and restated all prior periods presented. Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options of 1,113,000 shares in 1997, 337,000 shares in 1996 and 340,000 shares in 1995. The anti-dilutive impact of employee stock options was not material in each of the three years. There is no difference between diluted earnings per share and amounts previously reported as earnings per share.

Effect of recent accounting pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, both of which currently are reported in stockholders' equity. Application of Statement 130 only changes the display and disclosure of previously reported information and will not impact amounts previously reported for net income or stockholders equity, nor affect the comparability of previously issued financial statements. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.
     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way that public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131 and therefore, has not concluded whether the adoption of this statement will have a significant effect on the Company's reported segments.

2. AVAILABLE-FOR-SALE INVESTMENTS
Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments at December 28, 1997 and December 29, 1996 have been classified as being "available-for-sale", and are included in cash equivalents and marketable securities on the consolidated balance sheets.
     Gross realized and unrealized gains and losses were not material in 1997, 1996 and 1995. The cost of investments sold is based on the specific identification method.
The following is a summary of available for sale investments at December 28, 1997 and December 29, 1996:

                                        Estimated      Estimated
                                        fair value     fair value
In thousands                              1997           1996
----------------------------------------------------------------
Time deposits at banks                  $130,726       $ 74,155
Obligations of states and
     political subdivisions                2,000         30,242
U.S. government issues                    58,712          4,900
Commercial paper                          20,903              -
Corporate bonds                           16,500          4,000
----------------------------------------------------------------
Total available-for-sale investments    $228,841       $113,297
----------------------------------------------------------------

3. INVENTORIES
Inventories consisted of the following:

In thousands                              1997           1996
----------------------------------------------------------------
Finished products                       $32,872        $35,921
Work in process                           2,665          1,542
Parts and assemblies                     41,098         25,820
----------------------------------------------------------------
Total inventories                       $76,635        $63,283
----------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

In thousands                              1997           1996
----------------------------------------------------------------
Land and improvements                  $  6,424       $  3,241
Buildings                                50,175         33,620
Machinery and equipment                 296,817        267,083
Leasehold improvements                   25,057         24,282
Service and spare parts                  19,333         19,829
Construction in progress                  6,488          7,042
----------------------------------------------------------------
Total property, plant and equipment     404,294        355,097
----------------------------------------------------------------
Less accumulated depreciation           255,504        232,341
Net property, plant and equipment      $148,790       $122,756
----------------------------------------------------------------

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Unamortized software development costs, included in other assets on the consolidated balance sheets, were $33.8 million and $34.0 million at December 28, 1997 and December 29, 1996, respectively. Amortization expense, along with adjustments to net realizable value, is included in product cost of sales, and amounted to $29.0 million in 1997, $23.1 million in 1996 and $20.1 million in 1995.

6. INCOME TAXES
The components of income (loss) before provisions for income taxes consisted of the following:

In thousands                          1997       1996       1995
-------------------------------------------------------------------
Domestic                            $ 5,667   $(3,087)    $(27,157)
Foreign                              89,350    59,842       48,829
-------------------------------------------------------------------
Income before provision
     for income taxes               $95,017   $56,755     $ 21,672
-------------------------------------------------------------------

     The provision for income taxes includes $6.2 million and $0.4 million in 1997 and 1996, respectively, resulting from the allocation of tax benefits from non-qualified stock options directly to additional paid-in capital.

     The provision (benefit) for income taxes consisted of the following:

In thousands                          1997       1996       1995
-------------------------------------------------------------------
Current
Federal                             $ 6,290   $   452     $(3,312)
State                                   750       295         250
Foreign                              17,032    11,518      14,465
-------------------------------------------------------------------
Total current                        24,072    12,265      11,403
-------------------------------------------------------------------
Deferred
Federal                              (2,815)      419      (4,612)
State                                  (699)      105        (382)
Foreign                                 345       446      (2,075)
-------------------------------------------------------------------
Total deferred                       (3,169)      970      (7,069)
Provision for income taxes          $20,903   $13,235     $ 4,334
-------------------------------------------------------------------

     The following table reconciles the Federal income tax rate to the tax rate used in the calculation of the provision for income taxes as reported in the financial statements:

                                      1997       1996       1995
-------------------------------------------------------------------
Income tax at U.S.
     Federal statutory rate           35.0%      35.0%      35.0%
State income taxes, net
     of Federal benefit                0.1%       0.5%      (0.4%)
Foreign sales corporation
     exempt income                    (0.1%)         -      (0.6%)
Tax effect of foreign
     operations                      (14.4%)    (13.8%)    (15.5%)
Research and
     development credits              (2.1%)     (1.3%)         -
Tax exempt interest
     income                           (0.3%)     (0.9%)     (3.4%)
Goodwill                               1.2%       1.1%       1.6%
Other, net                             2.6%       2.7%       3.3%
-------------------------------------------------------------------
Effective tax rate                    22.0%      23.3%      20.0%
-------------------------------------------------------------------

     The Company paid income taxes of $10.3 million in 1997, $12.4 million in 1996 and 26.3 million in 1995.
     The earnings from products manufactured and sold by the Company's Ireland manufacturing subsidiary are subject to a 10% tax rate through December 2010.
     The Company has research and development credit carryforwards of $6.4 million that begin to expire in the year 2005, and alternative minimum tax credit carryforwards of $0.6 million which carry forward indefinitely.
     Deferred tax assets and (liabilities) included in other current assets and other non-current assets on the consolidated balance sheets as of December 28, 1997 and December 29, 1996 were comprised of the following:

In thousands                          1997       1996
--------------------------------------------------------
Deferred tax assets
Depreciation/amortization, net      $11,988    $10,862
Inventory/other reserves             15,581     14,052
Carryforward losses, federal
     and state tax credits            8,207      7,169
Deferred gain on sale of building         -        698
Intercompany profit elimination         563        741
Deferred compensation                   355        706
Other                                 2,316      3,128
--------------------------------------------------------
Total deferred tax assets            39,010     37,356
Valuation allowance                  (3,947)    (3,947)
--------------------------------------------------------
Net deferred tax assets             $35,063    $33,409
--------------------------------------------------------

     Taxes are not provided on unremitted earnings of subsidiaries outside the United States as such earnings are permanently reinvested. Unremitted earnings at December 28, 1997 and December 29, 1996 approximated $327.2 million and $256.9 million, respectively. If these earnings are remitted in the form of dividends or otherwise, the Company will be potentially subject to both U.S. income taxes and foreign withholding taxes less an adjustment for applicable foreign tax credits. It is not practical to estimate the amount of taxes payable on these foreign earnings.
     The Company has recorded a net deferred tax asset on December 28, 1997. Although realization is not assured, based on the Company's history of profitability and expectation of future taxable income, management believes it is likely that the deferred tax asset will be realized.

7. DEBT
On January 3, 1997, the Company canceled its $50 million Multicurrency Revolving Credit Agreement because management concluded that it was no longer needed. There were never any borrowings against this Agreement.
     In 1993, the Company issued $7.5 million of promissory notes and $4.1 million of deferred compensation obligations in connection with the acquisition of Isis Distributed Systems, Inc. The remaining balance of $1.5 million on these obligations was paid in January 1998.
     Certain subsidiaries have entered into credit arrangements with local banks, principally in the form of overdraft borrowings, for the purpose of short-term liquidity management. Borrowings under these agreements, whose carrying amounts approximated fair value, were $0.9 million at December 29, 1996 with a weighted average interest rate of 4.8%. There were no outstanding borrowings at December 28, 1997. The Company paid interest of approximately
$0.4 million in 1997, $0.7 million in 1996 and $1.2 million in 1995.

8. STOCK PLANS
Employee option plans The Company maintains three active stock option plans: the 1983 Stock Option Plan; the Non-Qualified Stock Option Plan; and the 1997 Non-Qualified Stock Option Plan. The 1983 Stock Option Plan provides for the granting of both incentive stock options and non-statutory (non-qualified) stock options. On April 23,1997, both the 1983 Stock Option Plan and the Non Qualified Stock Option Plan increased the number of shares reserved for option grants under the plans by a combined 1,500,000 for a total of 10,880,200. In addition, the number of options a participant may be granted under these plans increased from 100,000 to 500,000 shares. The 1997 Non-Qualified Plan was adopted and approved by the Board of Directors of the Company on January 13, 1997 and provided for the reservation of 3,000,000 shares of common stock for issuance upon the exercise of options. The option prices for non-qualified grants under all plans are determined by the Compensation and Stock Option Committee of the Board of Directors (the Committee), subject to a minimum option price of not less than 50% of the fair market value of the stock at the time of grant for options granted under the 1983 Stock Option Plan and, for options granted under the Non-Qualified Stock Option Plan to persons whose transactions are subject to
Section 16(b) of the Securities Exchange Act of 1934. The option price for grants intended to qualify as incentive stock options under Section 422A of the Internal Revenue Code, as amended, shall not be less than 100% of the fair market value of the stock on the date of grant. The terms of exercise of the options are also determined by the Committee. All options granted to date become exercisable in full not later than one year from the date of grant, have a ten year life and vest over a four or five year period from the date of grant.
     At December 28, 1997, shares available for future grants consisted of 1,808,136 for the 1997 plan and 2,128,341 on a combined basis for the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. At December 29, 1996, 930,927 shares were available for future grants on a combined basis under the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan.
     The Company applies APB Opinion No.25 and related interpretations in accounting for its stock-based compensation plans, including its Employee Stock Purchase Plan. During 1997, the Company issued options to certain executives at exercise prices which were below the market value of the stock on the date of grant. The compensation expense related to these options, which was $0.5 million in 1997, will be recognized over the vesting period of four years. Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards (stock options) and at the end of the plan period for stock purchased under its Employee Stock Purchase Plan (stock purchase shares), the Company's net income and diluted earnings per share on a pro forma basis would have been $64.2 million, or $2.61 per share (diluted) in 1997, $37.8 million, or $1.59 per share (diluted) in 1996 and $14.1 million, or $0.59 per share (diluted) in 1995.
     The fair value of stock options granted and stock purchase shares issued during 1997, 1996 and 1995 was estimated at the date of the grant and the end of the plan period, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: volatility 46.9%, 36.3% and 29.5%, respectively; risk-free interest rate of 6.25%, 6.13% and 5.99%, respectively; and no dividends. The weighted-average expected life was 3.0 years for 1997 and
4.0 years for both 1996 and 1995. The effects on fiscal 1997, 1996 and 1995 pro forma net income and earnings per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options and stock purchase shares in future years.

Stock option activity was as follows:

                                     Shares     Weighted-
                                     under       average
                                    options   exercise price
-------------------------------------------------------------
Outstanding, January 1, 1995       3,145,515      $24.74
Granted                            1,226,168      $26.79
Exercised                           (472,124)     $20.11
Canceled                            (708,487)     $27.61
-------------------------------------------------------------
Outstanding, December 31, 1995     3,191,072      $25.58
-------------------------------------------------------------
Exercisable, December 31,1995      3,191,072      $25.58
-------------------------------------------------------------

Granted                            3,779,521      $20.08
Exercised                           (242,091)     $20.14
Canceled                          (3,072,104)     $26.53
-------------------------------------------------------------
Outstanding, December 29, 1996     3,656,398      $19.57
-------------------------------------------------------------
Exercisable, December 29, 1996     3,656,398      $19.57
-------------------------------------------------------------

Granted                            2,039,846      $31.85
Exercised                         (1,035,751)     $21.13
Canceled                            (545,396)     $21.01
-------------------------------------------------------------
Outstanding, December 28, 1997     4,115,097      $25.09
-------------------------------------------------------------
Exercisable, December 28, 1997     4,115,097      $25.09
-------------------------------------------------------------

     The weighted-average fair value of stock options granted during 1997 was $14.51 for options issued at market price and $28.12 for below market options. The weighted-average fair value of stock options granted in 1996 and 1995 was $7.78 and $9.77, respectively. The weighted average fair value of stock purchase shares issued during 1997, 1996 and 1995 was $8.35, $7.61 and $9.95, respectively.
     Stock options outstanding at December 28, 1997 are summarized as follows:

                                    Weighted-
                                     average        Weighted-
     Range of        Number         remaining        average
     exercise      outstanding     contractual      exercise
     prices        at 12/28/97        life           price
-------------------------------------------------------------
$11.88-$26.75      2,824,752          8.3            $20.45
$27.00-$41.63        961,530          8.9            $32.13
$43.00-$56.75        328,815          9.5            $44.40
-------------------------------------------------------------
$11.88-$56.75      4,115,097          8.6            $25.09

     During 1996, the Board of Directors authorized the Company to offer holders of all outstanding unexercised stock options granted between January 1, 1994, and July 25, 1996, under the Company's stock option plans the opportunity to exchange such options for an equal number of new options under the 1983 Stock Option Plan and the Non-Qualified Stock Option Plan. Approximately 2,467,000 shares were exchanged for new options issued at the fair market value ($17.125) of the Company's common stock on the date of the exchange (July 25, 1996). These new options were non-qualified and began a new four-year vesting schedule.

Employee purchase plan
Under the Company's Employee Stock Purchase Plan, employees may purchase the Company's common stock at a price equal to 85% of the fair market value of the stock, as defined. In April 1997, the shareholders approved an increase in the number of shares which may be issued under the Plan from 3,100,000 to 4,100,000. Common stock reserved for future grants aggregated 815,898 and 172,938 shares at December 28, 1997 and December 29, 1996, respectively. There were 357,040 shares issued at an average price of $23.64 in 1997, 264,028 shares issued at an average price of $21.36 in 1996 and 248,332 shares issued at an average price of $26.56 in 1995.

Stockholder rights plan
In December 1990, the Company adopted a Stockholder Rights Plan, and declared a distribution of Rights under the Plan to holders of record of common stock on December 20, 1990. The Plan is designed to assure that all Stratus Computer, Inc. stockholders receive fair and equal treatment in the event of any unsolicited attempt to acquire control of the Company. Under the Plan, each share of common stock carries one Right to purchase additional stock at a purchase price of $110.00 subject to adjustment in certain circumstances. The Rights are not exercisable or transferable apart from the common stock until ten days after, (i) another person or group of persons has acquired, or obtained the right to acquire, at least 20% of the common stock, (ii) notice of a tender or exchange offer that would result inanother person or group of persons beneficially owning at least 20% of the outstanding shares of common stock or
(iii) determination by the Board of Directors of the Company that a 15% stockholder is an "Adverse Person".
     On the occurrence of certain Triggering Events, as described in the Plan, holders of Rights become entitled, upon exercise, to purchase shares of the Company's common stock at a substantial discount. The Rights are redeemable by the Company for $0.01 per Right and expire on December 4, 2000.

Common stock repurchase program
Beginning in April 1994 through December 1997, the Board of Directors has approved four plans to repurchase up to 4.8 million shares of Common Stock on the open market. In 1997, 1996, and 1995 the Company repurchased 765,700 shares for $26.2 million, 534,300 shares for $12.6 million and 1,511,800 shares for $44.6 million, respectively.

9. EMPLOYEE BENEFIT PLANS
The Company has a benefit plan available to all domestic employees which qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan from 2% to 15% of their salary on a pre-tax basis, subject to certain statutory limitations ($9,500 in 1997). The Company matches 100% of the first 11/2% of the employee's pre-tax contributions. The Company may make an additional contribution of 11/2% of the employee's pre-tax contributions, up to a maximum of $4,800 per participant, based on the achievement of certain performance criteria established by the Board of Directors. Contributions are invested at the direction of the employee in one or more investment funds. Company contributions accrued to the plan were $3.4 million in 1997 and $2.6 million in 1996. There were no Company contributions accrued to the plan in 1995. Employees in several countries outside of the U.S. are covered by defined contribution plans in accordance with applicable government regulations and local practices. Expenses attributable to these plans were not material in 1997, 1996 and 1995.

10. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases certain corporate and branch sales offices. The leases range from one to seven years and generally contain renewal options for periods ranging from one to twenty years and require the Company to pay all executory costs. The following is a schedule of required future minimum lease payments under operating leases at December 28, 1997:

In thousands               Operating leases
--------------------------------------------
1998                            $10,843
1999                              8,430
2000                              5,570
2001                              2,878
2002                              1,161
Subsequent years                  1,166
--------------------------------------------
Total minimum lease payments    $30,048
--------------------------------------------

     Total rental expense was $15.2 million in 1997, $18.1 million in 1996 and $18.7 millon in 1995.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of the Company.

11. RESTRUCTURING
During the second quarter of 1996, the Company restructured its software business to improve operating results by aligning expenses with revenues, and to focus on new strategic product offerings. The restructuring action resulted in a charge of $4.6 million, and included charges for workforce reductions and asset write-downs related to the discontinuation of certain product programs. This restructuring was substantially completed in 1996.During the third quarter of 1995, the Company recorded a $24.5 million restructuring charge for the reduction of its worldwide workforce, as well as the consolidation of certain manufacturing and sales operations. The action was taken to re-size the expense structure of the Company, as a result of a significant decline in gross margins, and to place expense levels in line with its new economic model. Of the total charge, $13.0 million was related to the workforce reduction and $11.5 million was related to the consolidation of facilities and operations. In 1995 and 1996, the Company released 575 employees and charged $15.0 million and $9.5 million, respectively, against the reserve for severance and facility related actions, thereby completing the restructuring action.

12. ACQUISITIONS AND STRATEGIC INVESTMENTS
In December 1995, the Company entered into a joint venture relationship with Axime, S.A. of Paris, France to develop, support and market certain integrated solutions for the Automated Teller Machines/Point of Sale market in France and other authorized countries. The Company invested approximately $6.0 million in cash for 50% ownership of Axime's banking and retail application software and professional services business. This investment is accounted for using the equity method. The difference between the carrying amount of the investment and the underlying equity net assets of the joint venture entity is being amortized over seven years.
     In July 1995, the Company acquired all the outstanding stock of Comercializacion TEA, S.A. DE C.V. (COMTEA), its Mexico distributor, for approximately $4.1 million in cash plus additional consideration of up to $13.6 million based upon COMTEA's attainment, if achieved, of certain objectives over a three-year period commencing at acquisition.
     In January 1995, the Company, through its TCAM Systems, Inc. subsidiary, acquired all the outstanding stock of Femcon Associates, Inc., which provides system integration and customized software solutions to the worldwide securities industry, for approximately $3.0 million in cash.
     The 1995 acquisitions were accounted for using the purchase method of accounting. The excess cost over the fair value of the acquired net assets is being amortized on a straight-line basis over seven years.

13. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION
The Company operates in one industry segment; the design, manufacture, marketing and service of continuously available online transaction processing systems and related software.

Geographic information for 1997, 1996 and 1995 was as follows:

In thousands                                  1997          1996         1995
-------------------------------------------------------------------------------
Revenues
United States                               $289,151      $274,892     $289,500
Intercompany                                  37,789        41,296       46,165
-------------------------------------------------------------------------------
Total United States                          326,940       316,188      335,665
Ireland                                      187,546       129,145       66,760
Intercompany                                 189,478       155,342      110,003
-------------------------------------------------------------------------------
Total Ireland                                377,024       284,487      176,763
Europe                                       103,846       107,136      124,956
Other international, principally
  the Far East                               107,732        98,156      106,706
Eliminations                                (227,267)     (196,638)    (156,168)
-------------------------------------------------------------------------------
Total revenues                              $688,275      $609,329     $587,922

Operating income (loss)
United States                               $    296      $ (8,734)    $ (3,260)
Ireland                                       82,726        42,642       29,741
Europe                                           849         5,448      (13,365)
Other international, principally
  the Far East                                 9,165         7,631        4,691
Eliminations                                 (10,896)        3,147       (5,739)
-------------------------------------------------------------------------------
Total operating income                      $ 82,140      $ 50,134     $ 12,068

Assets
United States                               $627,063      $526,333     $507,638
Ireland                                      125,454       122,234       67,926
Europe                                       102,635        62,585       72,335
Other international, principally
  the Far East                                45,716        48,893       51,180
Corporate assets (cash, cash equivalents
  and marketable securities)                 259,681       174,870      155,097
Eliminations                                (410,188)     (295,994)    (246,367)
-------------------------------------------------------------------------------
Total assets                                $750,361      $638,921     $607,809
-------------------------------------------------------------------------------

Intercompany transactions are accounted for at prices which approximate arm's-length transactions. The Company has distribution agreements with various companies, including NEC. During 1997,1996 and 1995, product and service revenue from NEC accounted for 22%, 15% and 7% of total revenues, respectively.

UNAUDITED QUARTERLY FINANCIAL DATA


                                                                                   Diluted earnings
In thousands, except                        Total       Gross        Net income     (loss)               Stock prices
per share amounts and stock prices        revenues      profit         (loss)        per share          High       Low
-------------------------------------------------------------------------------------------------------------------------
Fiscal 1997
First quarter                             $155,665      $ 69,949      $14,778       $0.62              $34.50     $26.63
Second quarter                             167,572        75,943       17,401        0.71               50.25      30.63
Third quarter                              175,023        78,976       19,260        0.77               58.81      48.25
Fourth quarter                             190,015        85,817       22,675        0.91               50.13      31.44
-----------------------------------------------------------------------------
Total                                     $688,275       $310,685     $74,114       $3.01
-------------------------------------------------------------------------------------------------------------------------
Fiscal 1996
First quarter                             $142,925      $ 64,119      $10,583       $0.45               $34.87    $25.50
Second quarter                             140,301        60,735        4,455        0.19                31.75     26.50
Third quarter                              150,010        65,799       10,757        0.45                29.00     17.12
Fourth quarter                             176,093        79,118       17,725        0.74                27.75     19.12
-----------------------------------------------------------------------------
Total                                     $609,329      $269,771      $43,520       $1.83
-------------------------------------------------------------------------------------------------------------------------
Fiscal 1995
First quarter                             $128,502      $ 64,523      $ 6,414       $0.26               $39.62    $26.37
Second quarter                             140,317        67,763        6,089        0.26                31.75     26.37
Third quarter                              150,743        71,957       (9,268)      (0.40)               32.75     23.37
Fourth quarter                             168,360        80,489       14,103        0.60                35.50     24.25
-----------------------------------------------------------------------------
Total                                     $587,922      $284,732      $17,338       $0.73
-------------------------------------------------------------------------------------------------------------------------

Second quarter 1996 results include a non-recurring pre-tax charge of $4.6 million to cover the cost of workforce reductions and asset dispositions relating to the Company's software business.
Third quarter 1995 results include a non-recurring pre-tax charge of $24.5 million to cover the cost of a 21% workforce reduction and the consolidation of certain manufacturing and sales facilities.
Stratus Computer, Inc. common stock is traded via the New York Stock Exchange, the Boston Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the trading symbol SRA. No dividends have been declared on the common stock.



REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stratus Computer, Inc.

We have audited the accompanying consolidated balance sheets of Stratus Computer, Inc. as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratus Computer, Inc. at December 28, 1997 and December 29, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP


Boston, Massachusetts
January 21, 1998



     Senior Management List

Directors

Alexander V. d'Arbeloff
Chairman, Teradyne, Inc.

Paul J. Ferri
General Partner, Matrix Partners

William E. Foster
Chairman, Stratus Computer, Inc.

Gardner C. Hendrie
Sigma Partners

Robert M. Morrill
Private Investor

Candy M. Obourn
Vice President, Eastman Kodak Company
President, Business Imaging Systems

Bruce I. Sachs
President and Chief Executive Officer, Stratus Computer, Inc.

Paul J. Severino
Former Chairman, Bay Networks, Inc.

Officers

Bruce I. Sachs
President and Chief Executive Officer

William E. Foster
Chairman

Eileen Casal
Vice President, General Counsel

Maurice L. Castonguay
Vice President, Finance and Administration and Chief Financial Officer

David P. Gamache
Vice President, Corporate Controller

Stephen C. Kiely
Vice President, Platform Products

Edward J. Mezzanotte
Vice President, Stratus Software Group

J. Donald Oldham
Vice President, Worldwide Sales

Roderick K. Randall
Vice President, Worldwide Marketing

David M. Weishaar
Vice President, Worldwide Operations

John F. Young
Vice President, Human Resources

Clerk
Richard N. Hoehn, Esq.
Partner, Choate, Hall & Stewart

Treasurer
Gerald P. Campenella


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


(b)       Reports on Form 8-K

          None.




STRATUS COMPUTER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT AUDITORS

Item 14(a)                                                   Reference
                                                               (page)
                                              ------        -------------
                                               Form         Annual Report
                                               10-K              to
                                                             Stockholder
                                              ------        -------------

Data incorporated by reference to the attached 1997 Annual Report to
Stockholders:

  Consolidated Balance Sheets at
     December 29, 1996 and
     December 28, 1997                                             22

  For the years ended December 31, 1995,
     December 29, 1996 and
     December 28, 1997:

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



Consolidated schedule for the year ended December 28, 1997:




  II  -   Valuation and qualifying accounts     F-1


     All other schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

     The financial statements listed in the preceding index which are included in the 1997 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the preceding index, and pages 14-20 and 34 noted in items 5 through 7, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.


                     STRATUS COMPUTER, INC.


                          SCHEDULE II.
                VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 28, 1997




ACCOUNTS        BALANCE AT                             BALANCE AT
RECEIVABLE     BEGINNING OF                             END OF
ALLOWANCE         PERIOD     ADDITIONS  DEDUCTIONS(1)    PERIOD
----------     ------------  ---------  -------------  ----------

FISCAL
YEAR 1995      $8,593,634     7,520,111    (7,478,021)  $8,635,724

FISCAL
YEAR 1996      $8,635,724     5,852,630    (6,168,457)  $8,319,897

FISCAL
YEAR 1997      $8,319,897     4,587,320    (4,600,297)  $8,306,920


(1) Write-offs of uncollectible accounts receivable net of recoveries.



                         F - 1




INDEX TO EXHIBITS

3.1       - Articles of Organization of Registrant. (1)
3.1 (a)   - Amendments to Articles of Organization. (2) (4)
3.2 (b)   - By-Laws of Registrant, as amended through January 31, 1995, (1)
4.11      - Stock Option Plan (January 1983). (3)
4.11(a)   - Restatement of Employee Stock Option Plan dated
             January 28, 1992.(7)
4.11(b)   - Amendment to Option Plans dated January 25, 1994. (6).
4.11(c)   - Amendment to Option Plans dated January 31, 1995.
4.11(d)   - Amendment to Option Plans dated August 1, 1995. (8)
4.11(e)   - Amendment to Option Plans dated April 23, 1997. (11)
4.13      - Employee Stock Purchase Plan. (3)
4.13(a)   - Amended and Restated Employee Stock Purchase Plan dated
             April 21, 1992. (7)
4.13(b)   - Amendment to Employee Stock Purchase Plan dated January 25, 1994.
4.13(c)   - Amendment to Employee Stock Purchase Plan dated January 31, 1995.
4.13(d)   - Employee Stock Purchase Plan amended and restated as of
             August 1, 1995. (8)
4.13(e)   - Employee Stock Purchase Plan amended and restated as of
             April 23, 1997. (11)
4.15      - Non-Qualified Common Stock Option Plan (November 1984). (3)
4.15(a)   - Restatement of Non-Qualified Common Stock Option Plan dated
             January 28, 1992. (7)
4.15(b)   - Non-Qualified Common Stock Option Plan Restatement Number 4
             effective August 1, 1995. (8)
4.15(c)   - Non-Qualified Common Stock Option Plan Restatement Number 5
             effective April 23, 1997. (11)
4.18      - Rights Agreement dated December 4, 1990. (5)
4.20      - 1997 Non-Qualified Common Stock Option Plan (January 1997). (11)
10.18     - Lease dated January 30, 1990 between Registrant and LePercq
             Corporate Income Fund, L.P. (2)
10.19     - Employment Agreement for Bruce I. Sachs, dated April 23, 1997. (9)
10.20     - Consultant Agreement for Bruce I. Sachs, dated April 23, 1997. (9)
10.21     - Employment Agreement for Maurice L. Castonguay, dated July 17,
             1997.
10.22     - Employment Agreement for William E. Foster, dated September 10,
             1997.
10.23     - Employment Agreement for Roderick K. Randall, dated October 23,
             1997. (10)
13.0      - 1997 Annual Report to Stockholders (which is not deemed to be
           "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).
21.1      - Subsidiaries of the Registrant, filed herewith.
23.1      - Consent of Ernst & Young LLP, filed herewith.

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

(3) Incorporated herein by reference to Items 4 through 13 of Registration Statements on Form S-8 (No. 33-2174, No. 33-11864, No. 33-28742,
     No. 33-67758, No. 33-64709 and No. 333-27147) filed with the Securities and Exchange Commission on December, 16, 1985, February 17, 1987, May 15, 1989, August 23, 1993, December 4, 1995 and May 15, 1997, respectively.

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

(7) Incorporated herein by reference to Exhibit 28 of Registration Statement on form S-8 (33-67758) filed with the Securities and Exchange Commission on August 23, 1993.

(8) Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 of Registration Statement on form S-8 (33-64709) filed with the Securities and Exchange Commission on December 4, 1995.

(9) Incorporated herein by reference to same exhibit number of Item 6 of Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997.

(10) Incorporated herein by reference to Exhibit 10 of Item 6 of Form 10-Q filed with the Securities and Exchange Commission on November 12, 1997.

(11) Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 of Registration Statement on form S-8 (333-27147) filed with the Securities and Exchange Commission on May 15, 1997.



SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.

                        Stratus Computer, Inc.


                         BY:  Maurice L. Castonguay
                              ---------------------
                         Maurice L. Castonguay, Vice President, Finance and Administration, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                        Title                      Date


BRUCE I. SACHS            President                          March 27, 1998
--------------            and Chief Executive Officer
(Bruce I. Sachs)            (Principle Executive Officer)


MAURICE L. CASTONGUAY     Vice President, Finance and        March 27, 1998
---------------------     Administration, and Chief
(Maurice L. Castonguay)   Financial Officer
                          (Principal Financial Officer and
                          Principal Accounting Officer)


WILLIAM E. FOSTER         Chairman                           March 27, 1998
-----------------          and Director
(William E. Foster)


ALEXANDER V. D'ARBELOFF   Director                           March 27, 1998
-----------------------
(Alexander V. d'Arbeloff)


PAUL J. FERRI             Director                           March 27, 1998
-------------
(Paul J. Ferri)


GARDNER C. HENDRIE        Director                           March 27, 1998
------------------
(Gardner C. Hendrie)


ROBERT M. MORRILL         Director                           March 27, 1998
-----------------
(Robert M. Morrill)


CANDY M. OBOURN           Director                           March 27, 1998
---------------
(Candy M. Obourn)


PAUL J SEVERINO            Director                          March 27, 1998
---------------
(Paul J.Severino)


Exhibit 10 - Material Contracts
10.21


July 17, 1997


Mr. Maurice Castonguay


Dear Maurice:

On behalf of Stratus Computer, Inc. ("Stratus") it is my pleasure to offer you the position of Vice President of Finance and Administration, Chief Financial Officer and Treasurer of Stratus, reporting to me.

You will be paid in accordance with Stratus' Executive Variable Compensation Program which is composed of the following elements:

         Base Salary of $10,000 bi-weekly, which is equivalent to $260,000 annually.

         Variable compensation component at a rate of 48% of your base salary as listed above, under Stratus' current Variable Compensation Plan ("VC Plan"). This equates to $125,000 annually at 100% attainment of your goals. The annual variable compensation is based on your attainment of certain individual goals in combination with the Company meeting or exceeding designated financial performance goals, as approved by the Board of Directors and the Compensation Committee. The terms of the VC Plan will be discussed with you after having been set by the Board and the Compensation Committee at the beginning of each fiscal year.

         Guaranteed variable compensation for the first twelve (12) months of your employment, at the annual rate of $125,000 per annum. Your 1998 annual variable compensation shall be paid to you on a pro-rata basis for those months remaining in 1998 following the end of your guaranteed twelve (12) month period, in accordance with the terms of the VC Plan.

         Your total compensation at 100% attainment of goals is $385,000 annually. You will also be eligible for the over-achievement rates, if applicable, as outlined in the VC Plan documents.

         You will have the option to purchase 100,000 shares of Stratus common stock under the Company's 1983 Employee Stock Option Plan and/or the 1997 Non-Qualified Stock Option Plan ("Plans"). The purchase price for these options will be discounted by $10.00/share below the fair market value on the date determined by the Stock and Compensation Committee. All options will vest over a four (4) year period and have a ten (10) year exercise period as provided in the Plans. All options vest in full, immediately, in the event of certain change of control events further described in the Plans.

         Participation in such Stratus executive officer and employee benefit programs as shall be in effect from time to time. Enclosed is a copy of the additional benefits which you receive as a member of my staff.

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

You will be required to sign Stratus' Standard Employee Proprietary Information Agreement covering inventions, concepts and protection of confidential and proprietary information. A copy of this agreement is available for your review upon request.

In the event that your employment with the Company is terminated upon certain change of control events (as defined in the Plans), you shall be entitled to a lump sum payment of one year's total compensation (base and target salary at 100% attainment) as of the termination date upon execution of a separate mutually agreed termination agreement containing customary release and non-competition language.

Maurice, I am excited about the prospect of having an individual with your background and experience on the Executive Management Team at Stratus. I would like your official start date to be on or before September 2, 1997. If this letter sets forth the terms of the offer we have negotiated with you, kindly indicate your acceptance in the space provided and send one signed original back to me or John Young, Vice President, Human Resources.

Welcome aboard.

Very truly yours,                  I accept the position of Vice President
                              of Finance and Administration, Chief Financial Officer and Treasurer commencing on or before September 2, 1997 in accordance with the terms hereof.


------------------------------       ------------------------------
John F. Young,                            Maurice Castonguay
Vice President, Human Resources
on behalf of
Bruce I. Sachs                       ------------------------------
President,                           Date
Chief Executive Officer              ------------------------------
                                     Start Date



Exhibit 10 - Material Contracts
10.22

                           EMPLOYMENT AGREEMENT
                                    AND
                                  RELEASE
                      Issue Date: September 10, 1997

The following is an agreement between William E. Foster, as undersigned Employee (hereinafter referred to as "you" or "your"), and Stratus Computer, Inc. ("Company") regarding the termination of your employment with the Company. The Effective Date shall be the last date that the Agreement is executed by both you and the Company.

A.   EMPLOYMENT
          (1) Employment/Benefits: Your regular employment with the Company shall continue until 5:00 PM, EST, on January 30, 2001, or, when you begin full time employment elsewhere, whichever date is earlier ("Termination Date"). (For the purposes of this Agreement "full time employment" shall be defined to mean your accepting any position for which a W-2 form will be submitted to the Internal Revenue Service and for which the average weekly hours to be worked by you can reasonably be expected to exceed 30 hours per week but shall expressly exclude any consultancy arrangements you may enter into). From May 16, 1997 through the Termination Date, inclusive, ("Relevant Period") you acknowledge that you have been and will continue to be on special assignment to the Company's Chief Executive Officer ("CEO"). Notwithstanding this and subject only to Sections C, D, and E below, the Company understands that nothing contained in this Agreement shall prohibit Employee from entering into consultancy arrangements.

          (2) For the period of September 10, 1997 - December 31, 1997 you shall continue to be paid a salary, in accordance with the Company's standard practices, based on your current base salary of four hundred thousand and ten dollars ($400,010), at a bi-weekly rate of fifteen thousand, three hundred and eighty-five dollars ($15,385). In addition you shall be eligible to receive any 1997 variable compensation pursuant to the terms of the 1997 Stratus' Executive Variable Compensation Plan ("VC Plan"), attached hereto as Appendix A.

          (3) For the period of January 1, 1998 - January 30, 2001, you shall be paid a salary, in accordance with the Company's standard practices, based on a total compensation figure (base salary plus variable compensation) of one million five hundred thousand dollars ($1,500,000) for the entire period, at a bi-weekly rate of eighteen thousand, seven hundred and fifty dollars ($18,750). In the event January 30, 2001 does not fall on the last day of the pay period, the last applicable pay period will be prorated based on the biweekly rate stated herein, so that you are paid until January 30, 2001.

          (4) In the event that (a) you begin full time employment prior to January 30, 2001 as defined above, your employment with the Company shall cease, all payments being made to you and all benefits being provided to you under this Agreement shall cease and your stock options shall cease vesting, effective as of the date you begin such full time employment elsewhere.

          (5) For so long as your regular employment continues pursuant to the terms of this Agreement, you shall continue to:
                          (i)   participate in the Company's Benefit  Plans
                                and Programs, either directly; and/or
                          (ii)  be  offered participation in  separate  but
                                comparable plans and programs to those of the Company; and/or
                          (iii) be  offered monetary compensation necessary
                                to allow you to obtain comparable benefits under separate plans and programs to those of the Company,

                to the same extent as you participated in such plans and programs and with the same levels of Company contribution as were provided to you prior to the Effective Date (or under such plans or programs and with such contributions as are provided by the Company under amendments to any such plans or programs made after the Effective Date affecting generally executive employees in positions comparable to that you held prior to the Effective
          Date). The Company's Benefit Plans and Programs shall include the following: health and dental insurance plans, the short term disability plan, the long term disability plan, life insurance plan, Section 401(k) SECAP plan, Employee Stock Purchase Plan and stock option plans. Further the coverages alternatives described in (i)-(iii) above are not limited to one coverage alternative being applied against all plans and programs (i.e. some plans and programs may utilize coverage alternative (i), while others may utilize coverage alternative (ii) or (iii)). The application of which option shall apply to which plans and programs shall be mutually agreed between the parties but shall take into account that which the Company is legally capable of providing.

                Notwithstanding the generality of the foregoing you agree that there is no vacation balance owing to you and that you will stop accruing vacation hours as of the Issue Date.

     (6) Beginning on May 16, 1997 through the Termination Date, inclusive, ("Relevant Period") you acknowledge that you have been and will continue to be on special assignment to the Company's CEO. It is agreed that you will have those duties specifically requested by the CEO which shall include the following:

          (a) Assisting the CEO with developing, monitoring, maintaining and modifying the Company's Strategic Planning Program and Process.
          (b) Regularly reviewing, commenting upon and providing recommendations on the Company's Product Plans and Product Development;
          (c) Reviewing and assessing, on an on-going basis, the Company's (including its subsidiaries) corporate structure as it relates to possible asset and stock mergers, acquisitions and dispositions.
          (d) Reviewing and assessing possible merger, acquisition and disposition strategies for the Company and its subsidiaries;
          (e) Furthering the Company's Channel Development by assisting to foster key strategic alliance relationships;
          (f)  Promoting major customer account growth; and
          (g) Enhancing the Company's market recognition and penetration in order to generate new Customer accounts.

          The Company shall reimburse you for any normal and customary expenses incurred by you when performing any duties requested by the CEO.

     (7) In addition, in consideration of your releasing the Company from any claims that you may have with regard to your age, as such release is stated in Section I below, including rights under the ADEA, you will be paid an additional one hundred dollars
          ($100.00), which sum shall be included with your last payment under this Agreement.

     (8)  Stock Options
               (a) Notwithstanding any provision to the contrary contained in any other agreement between the parties hereto, it is agreed that any options to purchase Stratus Common Stock which you have been previously granted (as of the Issue
               Date) and which are currently unvested shall continue to vest during your employment until your Termination Date pursuant to the terms of their applicable Stock Option Agreements and Stock Option Plans. A summary of such options, as of the Issue Date, is contained in Appendix B to this Agreement.

               (b) You may exercise all fully vested stock options identified in Appendix B during the period commencing with the Issue Date and ending thirty (30) days after your Termination Date.

               (c) For purposes of clarity, in the event you begin full time employment elsewhere, prior to January 30, 2001, your stock options shall cease to vest and you shall have thirty
               (30) days after the date you begin full time employment elsewhere to exercise all fully vested stock options.

     (9) Financial Planning: From the date of this Agreement until your Termination Date the Company agrees to pay for your financial planning with The AYCO Company, L.P., P.O. Box 15073, Albany, NY. 12212-5073, to the same extent as was provided to you prior to the Effective Date.

     (10)Benefits Upon Death: With the exception of the right to exercise stock options, and life insurance benefits, if any, all rights and benefits of the Employee under this Agreement shall terminate upon your death. In the event that any options remain unvested on the date of your death, it is agreed that said unvested options shall have their vesting date accelerated so that they vest on the date of your death and that your estate shall have thirty (30) days from said date to exercise any and all remaining options.


B.   DIRECTORSHIPS
          (1) Notwithstanding anything to the contrary herein, Employee and the Company acknowledge that this Agreement shall have no impact or effect on the Employee's position as a member of the Company's Board of Directors ("Board") and/or as Chairman of said Board. As such, all Company and Employee rights and obligations arising solely from such Board and Chairman positions shall remain unaffected by the execution of this Agreement.

          (2)  Further to Section B(1) above, Employee understands that:

                Commencing in 1998 and continuing through 2,000 or the earlier termination of this Agreement, the Employee shall, as a result of his Director position with the Company and pursuant to the terms of one of the Company's Stock Option Plans be granted, on an annual basis, an amount of non-qualified stock options equivalent in number and comparable in terms of grant date, price, and vesting schedule with those granted, on an annual basis, to Outside Directors under the NQ Plan, so long as the Employee is a Director of the Company on the date of the stock option award.

          (3) Notwithstanding anything to the contrary herein, the Company acknowledges that nothing in this Agreement shall prohibit the
          Employee from maintaining his Directorship positions at Avid Technology, Inc. and Video Server, Inc. and his Advisory Board position at Greenwich Street Travelers Fund. Additionally, nothing in this Agreement shall prohibit or restrict the Employee from serving as a Board of Director member for additional companies whose principal business is not in competition with the fault tolerant computer products of the Company.

C.   NONCOMPETITION
     With respect to any consultancy arrangement that the Employee enters into during the term of this Agreement, the Employee agrees, until January 30, 2001, he will not, directly or indirectly, without the prior written consent of the entire Board of Directors of the Company, (i) provide such consultancy service with or without pay, or (ii) own, manage, operate, join, control, participate in, or be connected as a stockholder, partner, or otherwise with any consultancy business whose principal business is in competition with the fault tolerant computer products of the Company as listed in the Company's price book or under development by or for the Company as of the Effective Date.

     It is further expressly agreed that the Company will or would suffer irreparable injury if Employee were to compete with said businesses of Company or any subsidiary or affiliate of the Company in violation of this Agreement and that Company would by reason of such competition be entitled to injunctive relief in a court of appropriate jurisdiction, and Employee further consents and stipulates to the entry of such injunctive relief in such a court prohibiting Employee from competing with the Company or any subsidiary or affiliate of the Company, as set forth above, in violation of this Agreement.

D.   ANTISOLICITATION
     With respect to any consultancy arrangement that the Employee enters into during the term of this Agreement the Employee promises and agrees, until January 30, 2001, that he will not influence or attempt to influence customers of the Company or any of its present or future subsidiaries or affiliates, either directly or indirectly, to divert their business to
     (i) Employee as a consultant or (ii) to any other consultancy business which the Employee owns, manages, operates, joins, controls, participates in or is connected to as a shareholder, partner or otherwise that is then in competition with the business of the Company, or any subsidiary or affiliate of the Company.

E.   SOLICITING EMPLOYEES
     With respect to any consultancy arrangement that the Employee enters into during the term of this Agreement, the Employee promises and agrees that he will not, before January 30, 2001, directly or indirectly solicit any of the Company employees who earned annually $50,000 or more as a Company employee during the last six (6) months of his or her own employment to work for (i) Employee's consultancy service; or (ii) any consultancy arrangement in which the Employee owns, arranges, operate, joins, controls, participates in or is connected to as a shareholder, partner or otherwise.

F.   SAVINGS AND SURVIVAL CLAUSE
     (1) Should any valid federal or state law or final determination of any administration agency or court of competent jurisdiction affect any provision of this Agreement, the provision or provisions so affected shall be automatically conformed to the law or determination and otherwise this Agreement shall continue in full force and effect.

     (2) Notwithstanding anything to the contrary herein, the Company agrees that this Agreement and the rights and obligations herein shall survive any change of ownership of the Company including but not limited to a merger, consolidation, disposition or acquisition such that the surviving or acquiring entity shall be required to honor the terms of this Agreement.

G.   ELECTION OF EMPLOYMENT AGREEMENT
     You understand, notwithstanding anything to the contrary, that you have twenty-one (21) days from physical receipt of this Agreement, as stated above, to execute this Agreement, but are under no obligation to do so.

H.   PROPRIETARY INFORMATION
     You have previously signed a Proprietary Information Agreement with the Company, which shall remain in full force and effect. Included among the materials the Company considers to be trade secrets or otherwise confidential, and thus covered by that Proprietary Information Agreement, and which you agree not to disclose to anyone else without the Company's written consent signed by a Company officer, are customer lists and marketing strategies; this list is not all encompassing.

I.   RELEASE
     In consideration of the foregoing Sections A(1) - A(10) of this Employment Agreement you hereby release and discharge the Company and its officers, directors, stockholders, employees, agents, subsidiaries and affiliates from any and all claims, demands or liabilities ("Claims") whatsoever, whether known or unknown or suspected to exist by you, which you ever had or may now have against the Company, or any of them, including, without limitation, any Claims, in connection with your employment with the Company and the termination of that employment, or pursuant to any federal, state, or local employment or discrimination laws, regulations, executive orders, or other requirements, including any actions related to age (including any Claims related to the ADEA), sex, sexual orientation, race or handicap discrimination, excepting any Claims arising solely from your positions as Chairman of and a member of the Company's Board, and excepting the obligations of the Company pursuant hereto. In addition you agree not to bring any action against the Company or any employee, director, officer, agent, subsidiary or affiliate of the Company, based on any of the foregoing.

J.   INDEMNIFICATION
     In consideration for your continuing cooperation with and assistance to Stratus as may be requested from time to time from the Company's Board, CEO or Executive Staff, and notwithstanding anything contained herein to the contrary, the Company agrees that this Employment Agreement and Release shall not release the Company or otherwise modify the Company's obligation to defend and indemnify the Employee against any and all claims, demands or liabilities arising out of the Employee's activities and duties which were performed within the scope of work of the Employee in his various positions with the Company including, without limitation, as President, COO, CEO, Chairman, Officer or Director of the Company or any of its subsidiaries or affiliates, which obligation the Company acknowledges and confirms and further agrees shall survive the Termination Date or any termination of this Agreement. The Company agrees to reimburse you for all expenses that you incur in providing such cooperation and assistance.

K.   DISCONTINUANCE OF EMPLOYMENT
     It is understood that if you violate any of your commitments under this Agreement, the Company may discontinue your employment and/or all payments and benefits it is hereby agreeing to pay to you in addition to exercising all other rights it may have under the law. Without limiting the foregoing, should this Agreement be terminated by Stratus pursuant to this Section K, you will receive no further payments, or any of the other rights and/or benefits contained herein.

L.   ENTIRE AGREEMENT
     It is expressly understood that there is no agreement or understanding between you and the Company about or pertaining to the termination or reinstatement of your employment with the Company, or the Company's obligations to you with respect to such termination, except what is set forth in this Agreement. It is specifically agreed that in any event such employment shall cease on the Termination Date.

M.   ARBITRATION/GOVERNING LAW
     Employee and the Company agree to arbitrate any disputes that might arise under this Agreement. Such arbitration shall take place in front of one arbitrator, before the American Arbitration Association (AAA), in Massachusetts. The arbitrator may award legal fees if deemed appropriate.

     This Agreement shall be construed, enforced and governed by the Laws of the Commonwealth of Massachusetts.

N.   BINDING EFFECT
     This Agreement shall be binding upon and inure to the benefit of any successor of the Company and any such successor shall be deemed substituted for the Company for all purposes. As used herein, "successor" shall include any person, firm, corporation or other business entity which at any time, whether by purchase, merger or otherwise, directly or indirectly acquires the assets or business or stock of the Company.

O.   INDEPENDENT REVIEW
     Employee declares that he has read the foregoing, has been given the opportunity to have the agreement reviewed by an attorney of his choice and agrees to the conditions and obligations as set forth. Employee understands that he has seven (7) days from the date of execution to revoke this Agreement in writing.

Dated:----------------------  ------------------------------------
                              William E. Foster

Dated:----------------------  ------------------------------------
                              On Behalf of the Company & the Board of Directors:
                              Bruce I. Sachs
                              Chief Executive Officer
                              President
                              Director


                                APPENDIX A

 Bill's incentive is $350K, 50% or $175K is for corporate performance and 50% or $175K is for performance on individual goals.

 His individual goals and the percentages of his award were:

 30% Add one new major partner during 1997 that will produce a minimum of $50M when the partnership matures.

 30% Achieve at least 90% of each target market: $219.7M for Telco; $79.7M for RES and $24.5M for Radio.

 40%  Hire a CEO by June 1997.

 The individual performance component is leveraged by an EPS multiplier. For example if Bill made 90% of his goals and the company achieved EPS of $2.30, Bill's individual award would be .9 x $175 x 1.00 = $157.5K.

 The corporate score is based on two metrics: (1) Increase revenue by 14% in 1997 over 1996; and (2) improve customer satisfaction, i.e. reduce below satisfactory responses on our customer satisfaction survey by 10% over 1996 score. These two components are not weighted. The Board sets the overall score in January. If the Board said the score was .9, then Bill would receive .9 x $175K = $157.5.

                                APPENDIX B

Stock Option Personnel Summary


AS OF 9/10/97                      Stratus Computer, Inc.   ID:  04-2697554
                                   55 Fairbanks Boulevard   Marlboro, MA 01752

WILLIAM E. FOSTER                                ID:     0001
32 Saddlebrook Road
Sherborn, MA USA 01770

        Option
Number  Date      Plan   Type    Granted     Price     Exercised    Vested      Cancelled    Unvested   Outstanding   Exercisable
000011   5/12/80  80     RSP     800,000.00   $0.01     800,000.00    800,000.00  0.00            0.00         0.00          0.00
000264   5/10/83  83     ISO      16,000.00   $1.50      16,000.00     16,000.00  0.00            0.00         0.00          0.00
000401  11/15/83  83     ISO       4,000.00  $11.75       4,000.00      4,000.00  0.00            0.00         0.00          0.00
000940  11/28/84  83     ISO      10,000.00   $9.50      10,000.00     10,000.00  0.00            0.00         0.00          0.00
002853  10/26/87  83     NQ       15,000.00  $15.25      15,000.00     15,000.00  0.00            0.00         0.00          0.00
006159  10/12/90  83     NQ       85,000.00  $15.25      85,000.00     85,000.00  0.00            0.00         0.00          0.00
006715  10/12/90  83     NQ       30,000.00  $15.25      15,000.00     30,000.00  0.00            0.00    15,000.00     15,000.00
007532   2/25/93  83     NQ       30,000.00  $30.75           0.00     27,000.00  0.00        3,000.00    30,000.00     27,000.00
008276   9/ 8/93  83     NQ       30,000.00  $23.25           0.00     24,000.00  0.00        6,000.00    30,000.00     24,000.00
010656   7/25/96  83     NQ      100,000.00  $17.13           0.00     25,000.00  0.00       75,000.00   100,000.00     25,000.00
011203   1/13/97  83     NQ       40,000.00  $26.75           0.00      5,000.00  0.00       35,000.00    40,000.00      5,000.00
TOTAL                          1,160,000.00  [$5.6560]  945,000.00  1,041,000.00  0.00      119,000.00   215,000.00     96,000.00




EXHIBIT 21.1 - SUBSIDIARIES


     The following is a list of the Company's current subsidiaries, all of which are wholly-owned:
                                                    ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Securities Corporation                  Massachusetts
Stratus World Trade Corporation                 Delaware
Stratus International, Inc.                     Massachusetts
Stratus F.S.C., Inc.                            U.S. Virgin Islands
S2 Systems, Inc.                                Delaware
SRA Holding L.L.C.                              Delaware
SRA Investments L.L.C.                          Delaware
TCAM Systems, Inc.                              New York


     The following is a list of subsidiaries of Stratus World Trade Corporation, all of which are wholly-owned:
                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer Belgium N.V.                   Belgium
Stratus Computer GmbH                           Germany
Stratus Computer B.V.                           Netherlands
Stratus Holding & Finance, B.V.                 Netherlands
Stratus Computer (H.K.) Ltd.                    Hong Kong
Stratus Computer Corporation                    Canada
Stratus Computer Japan Company, Ltd.            Japan
Stratus Computer S.A.                           France
Stratus Computer Pty., Ltd.                     Australia
Stratus Holding & Finance Company, Ltd.         Ireland
Stratus Computer AB                             Sweden
Stratus Computer AG                             Switzerland
Stratus Computer (Singapore) Pte., Ltd.         Singapore
Stratus Computer (N.Z.) Ltd                     New Zealand
Stratus Computer Luxembourg S.A.                Luxembourg
Stratus Computer (Korea) Ltd.                   Korea
Stratus Computer Philippines, Inc.              Philippines
Stratus Computer (Pty.) Ltd.                    South Africa
Stratus (Bermuda) Holding Ltd.                  Bermuda
Stratus (Bermuda) Financing Ltd.                Bermuda
Stratus Computer C.V.                           The Netherlands

     The following are wholly-owned subsidiary companies of Stratus Holding & Finance Company, Ltd:
                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer Limited                        Ireland
Stratus Investments Limited                     Bermuda
Stratus U.K. Holding and Finance, Ltd.          United Kingdom


     The following is a wholly-owned subsidiary company of Stratus
Computer, Ltd.:
                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer Ireland                        Ireland


     The following is a wholly-owned subsidiary company of Stratus Holding & Finance B.V.:

                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer S.A.                           Spain


     The following is an 80% owned subsidiary company of Stratus
Holding & Finance B.V. and a 20% owned subsidiary of Stratus World Trade Corporation:

                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Italia S.R.L.                           Italy


     The following are wholly-owned subsidiary companies of Stratus UK Holding & Finance Company, Ltd.:
                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Stratus Computer Limited                        United Kingdom
S2 Systems International Limited                United Kingdom
Stratus de Mexico S.A. de C.V.                  Mexico


     The following is a 90% owned subsidiary company of Stratus U.K. Holding & Finance Company, Ltd., and a 10% owned subsidiary of
Stratus World Trade Corporation:

                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
TCAM Systems (U.K.) Limited                     United Kingdom


The following is a list of the Company's current joint ventures, all of which are 50% owned:
                                                ORGANIZED
                                                UNDER LAWS OF
                                                -------------
Astria S.A.                                     France



EXHIBIT 23.1 - Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Stratus Computer, Inc. of our report dated January 21, 1998, included in the 1997 Annual Report to Stockholders of Stratus Computer, Inc.

Our audits also included the financial statement schedule of Stratus Computer, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-88104, 2-89901, 33-2174, 33-11864, 33-28742,
33-67758, 33-64709 and 333-27147, and Form S-3 No. 33-77764 and in the related prospectus) of our report dated January 21, 1998, with respect to the consolidated financial statements and schedule of Stratus Computer, Inc. included or incorporated by reference in the Annual Report (Form 10-K) for the year ended December 28, 1997.


                                                  ERNST & YOUNG LLP


Boston, Massachusetts
March 25, 1998