Form 10-Q
period 1998-03-29
STRATUS COMPUTER INC
filed 1998-05-13
CIK 723610

11












                    Securities and Exchange Commission

                          Washington, D.C.  20549
-------------------------------------------------------------------------------
                               Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 29, 1998             Commission File
                                                     Number 0-12064
-------------------------------------------------------------------------------
                          Stratus Computer, Inc.
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

      Number of Common Shares outstanding at the latest practicable date, May 5, 1998: 27,941,461


STRATUS COMPUTER, INC.
INDEX TO 10-Q


Part I    Financial information

Item 1    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated statements of income -
          three months ended March 29, 1998
          and March 30, 1997

          Consolidated balance sheets -
          March 29, 1998 and December 28, 1997

          Consolidated statements of cash flows -
          three months ended March 29, 1998 and March 30, 1997

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

Signatures


PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


STRATUS COMPUTER, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)


                                                            First Quarter Ended
                                                            -------------------
                                                         March 29,     March 30,
                                                           1998          1997
                                                         --------      --------
Revenues:
  Product sales                                          $113,258      $106,527
  Service                                                  50,798        49,138
                                                         --------      --------
Total revenues                                            164,056       155,665

Cost of sales:
  Product cost of sales                                    58,819        56,309
  Service expense                                          32,819        29,407
                                                         --------      --------
Gross profit                                               72,418        69,949

Operating expenses:
  Research and development expense                         22,310        20,516
  Selling, general and administrative expenses             31,981        32,947
                                                         --------      --------
Total operating expenses                                   54,291        53,463
                                                         --------      --------
Operating income                                           18,127        16,486

Other income                                                4,011         2,460
                                                         --------      --------

Income before provision for income taxes                   22,138        18,946

Provision for income taxes                                  4,870         4,168
                                                         --------      --------
Net income                                               $ 17,268      $ 14,778
                                                         ========      ========

Earnings per share:
  Basic                                                     $0.72         $0.64
  Diluted                                                   $0.69         $0.62

Shares used to compute earnings per share:
  Basic                                                    23,901        23,237
  Diluted                                                  25,010        24,009


See accompanying notes.

STRATUS COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
                                                         March 29,  December 28,
                                                           1998         1997
ASSETS                                                   ---------   ----------

                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                              $199,131      $178,611
  Marketable securities                                    67,345        81,070
  Accounts receivable, net                                147,200       161,346

  Inventories:
     Finished products                                     28,616        32,872
     Work-in-process                                        4,905         2,665
     Parts and assemblies                                  42,086        41,098
                                                         --------      --------
       Total inventories                                   75,607        76,635

  Prepaid expenses                                         11,493        14,699
  Other current assets                                     20,002        20,212
                                                         --------      --------
       Total current assets                               520,778       532,573

Property, plant, and equipment, at cost                   411,643       404,294
Less:  accumulated depreciation                          (264,148)     (255,504)
                                                         --------      --------
       Net property, plant, and equipment                 147,495       148,790

Other assets, net                                          68,901        68,998
                                                         --------      --------
      Total assets                                       $737,174      $750,361
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 31,680      $ 34,860
  Accrued expenses:
     Compensation-related                                  16,354        24,395
     Other                                                 24,999        31,636
  Income taxes payable                                     29,942        27,906
  Short-term borrowings and obligations                        --         1,487
  Deferred revenue                                         23,562        28,414
                                                         --------      --------
      Total current liabilities                           126,537       148,698

Long-term obligations and deferrals                         1,261           887

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 27,905,774 and
     27,645,033 shares issued and outstanding,
     in 1998 and 1997, respectively                           279           276
  Junior common stock, $.01 par value, 500,000                 --            --
     shares authorized
  Additional paid-in capital                              261,295       255,691
  Retained earnings                                       482,806       465,538
  Cumulative foreign currency translation adjustment       (5,840)       (5,877)
                                                         --------      --------
      Subtotal                                            738,540       715,628
  Less: shares in treasury, at cost, 4,003,100 and
     3,700,000 shares in 1998 and 1997, respectively     (129,164)     (114,852)
                                                         --------      --------
      Total stockholders equity                           609,376       600,776
                                                         --------      --------

      Total liabilities and stockholders' equity         $737,174      $750,361
                                                         ========      ========

See accompanying notes.


STRATUS COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                           Three Months Ended
                                                           ------------------
                                                         March 29,     March 30,
                                                           1998          1997
                                                         --------      --------
Cash flows from operating activities:
     Net income                                          $ 17,268      $ 14,778

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                         18,926        19,295

     Add (deduct) changes in working capital:
     Accounts receivable                                   14,146        26,290
     Inventory                                              1,028       (12,746)
     Accounts payable and accrued liabilities             (21,463)       (1,359)
     Income taxes payable                                   2,036         3,497
     Other working capital items                              849        (4,569)
                                                         --------      --------
Net cash provided by operating activities                  32,790        45,186

Cash flows from investing activities:
     Acquisition of property, plant and equipment          (9,580)      (10,480)
     Purchase of marketable securities                     (5,500)       (2,780)
     Proceeds from sale and maturity of
     marketable securities                                 19,225         8,415
     Acquisition of other assets                           (6,338)       (6,609)
                                                         --------      --------
Net cash used in investing activities                      (2,193)      (11,454)

Cash flows from financing activities:

     Proceeds from employee stock plans                     5,607         4,673
     Acquisition of treasury stock                        (14,312)      (22,537)
     Reduction of debt                                     (1,487)       (1,479)
                                                         --------      --------
Net cash used in financing activities                     (10,192)      (19,343)

Effect of exchange rate changes on cash                       115         (432)
                                                         --------      --------
Net increase in cash and cash equivalents                  20,520        13,957

Cash and cash equivalents at beginning of year            178,611       131,683
                                                         --------      --------
Cash and cash equivalents at end of period               $199,131      $145,640
                                                         ========      ========


See accompanying notes.

                          STRATUS COMPUTER, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     March 29, 1998 and March 30, 1997

                                (Unaudited)
                   (In thousands, except share amounts)

1. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The information herein should be read in conjunction with the annual report on Form 10-K for the year ended December 28, 1997. It is management's opinion that the accompanying statements reflect all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date.

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

3. In 1997 the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share". In accordance with this Statement, the Company changed the method previously used to compute earnings per share and restated all prior periods presented. Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options of 993,000 shares and 771,000 shares in the first quarter of 1998 and 1997, respectively. The anti-dilutive impact of employee stock options was not material in each of the two periods.

4. For the quarter ended March 29, 1998, the Company recognized revenue of approximately $7.8 million under certain long term contracts. Revenue under these contracts has been recognized using the percentage of completion method. Progress on these contracts is measured based upon cost incurred to date as compared to the estimated total cost of the contract.

5. There were no non-cash investing and financing activities for the first three months of 1998 or 1997. The Company made interest payments of $102 and $122 and tax payments of $1,533 and $1,638 in the first three months of 1998 and 1997, respectively.

6. As part of the common stock repurchase program, the Company repurchased 303,100 shares for $14.3 million and 665,700 shares for $22.5 million during the first quarter of 1998 and 1997, respectively.

7. During the first quarter of 1998 and 1997, revenues from NEC represented 23% and 21%, respectively, of total revenues.

8. As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

     During the first quarter of 1998 and 1997, total comprehensive income amounted to $17,296 and $14,045, respectively. The difference between total comprehensive income and net income as reported on the consolidated statements of income is attributable to cumulative foreign currency translation adjustment.


STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands)

Revenues

      Revenues of $164,056 for the first quarter of 1998 increased 5% from the corresponding period in 1997. Product revenue increased 6% and service revenue increased 3% for the first quarter of 1998 compared to the corresponding 1997 period.

      In the hardware business, product revenue grew 7% in the first quarter of 1998 compared to the same 1997 period, primarily attributable to year over year growth of 25% in the financial services market. Product sales in the telecommunication market were flat in the first quarter of 1998 compared to the first quarter of 1997. As a percentage of product revenue, sales in the telecommunications and financial services markets were 50% and 34%, respectively, for the first quarter of 1998, compared with 53% and 29%, respectively, for the first quarter of 1997. Hardware service revenue increased 3% from the first quarter of 1997 to the first quarter of 1998, with increases in both maintenance and professional services revenues. Revenues from the Company's software business in the first quarter of 1998 were flat with first quarter 1997 revenues.

      International product sales from all channels increased 13% for the first quarter of 1998 from the same prior year period. For the same periods, domestic product sales declined 8%. Direct sales in Europe increased 130%, with strong growth in all countries. Japan direct sales grew 49%, however, this increase was offset by declines in other Asia Pacific direct business.

     Product revenue from indirect channels increased 1% for the first quarter of 1998 compared to the same prior year period. Sales to NEC increased 16% for the first quarter of 1998 compared to the same 1997 period, representing 23% and 21% of total revenues, respectively. Product revenue from other international distributors decreased 42% in the first quarter of 1998 compared to the same 1997 period primarily due to economic problems in the Far East. As a percentage of total revenues, sales to other international distributors was 5% and 9% for the first quarter of 1998 and 1997, respectively.

Gross Profit

     Total gross margin of 44% for the first quarter of 1998 decreased one percentage point from the total gross margin percentage realized in the first quarter of 1997.

     Product gross margin of 48% for the first quarter of 1998 increased one percentage point from the gross margin on product revenue achieved in the corresponding 1997 period. This increase was primarily related to an increase in average system configuration sizes, favorable product mix, and manufacturing efficiencies gained as a result of increased volume.

     The gross margin on service revenue was 35% for the first quarter of 1998 compared to 40% for the first quarter of 1997 as revenue grew by $1.7 million while expenses grew by $3.4 million. The gross margin decrease was primarily due to the investments made in the core service business to support new product introductions and deferral of revenue recognition on certain professional services projects.

Other Operating Expenses

     Total operating expenses for the first quarter of 1998 increased 2% from the corresponding 1997 period, primarily due to increased research and development and marketing expenses. As a percentage of total revenues, operating expenses decreased to 33% in the first quarter of 1998 from 34% in the corresponding 1997 period.

     Research and development expense increased 9% for the first quarter of 1998 compared to the same period in 1997. As a percentage of total revenues, research and development expense increased one percentage point to 14% for the first quarter of 1998 compared to the corresponding 1997 period. Throughout the remainder of 1998, the Company will continue its long-standing commitment to provide leading-edge hardware and software products to the telecommunications and enterprise server marketplaces, particularly in support of mission critical applications. The Company will continue to enhance its Continuumr product line, leveraged by the successful incorporation of the Hewlett-PackardT industry leading PA-RISC microprocessor, and the HP-UXT, FTXT, and VOS operating system technologies. Resources have also been deployed to focus on development of the Company's next generation of Continuum products. These products will be based on the Intelr IA-64 microprocessor, code-named Merced, which is being jointly developed by Intel and Hewlett-Packard, and which is planned to support both the HP-UX operating system and the Microsoftr Windows NTr Server computing environments.

     Management believes that ongoing expenditures in research and development, and focusing on core competencies further leveraged by effective partnerships are vital to future growth. The Company expects to continue to invest in these technologies in the normal course of its business cycle to bring competitive products to market.

     Selling, general and administrative expenses declined 3% in the first
quarter of 1998 compared to the same 1997 period.   In the first quarter of
1998, selling, general and administrative expenses were 19% of net revenues, down from 21% in 1997's first quarter. The Company's strategy is to continue to focus the sales organization on targeted vertical industries and application opportunities within the telecommunications and enterprise server markets, expand indirect sales channels and improve selling efficiencies. The Company is in the process of expanding its marketing function in order to increase the Company's identity in the marketplace and to improve its understanding of product requirements in strategic market segments such as telecommunications.

Other Income

     Other income increased $1,551 in the first quarter of 1998 compared to the prior year period. This was primarily due to an increase in interest income earned on higher levels of invested cash, and a decrease in interest expense resulting from lower levels of long-term debt.

     The effective tax rate of 22% in the first quarter of 1998 remained unchanged compared to the corresponding 1997 period.

Liquidity and Capital Resources

      At March 29, 1998, the Company had cash and cash equivalents of $199,131, an increase of $20,520 from the balance at the beginning of the year. This was primarily due to profitable operations, collection of accounts receivable, reinvestment of proceeds from matured marketable securities into short-term investments, and proceeds from employee stock plans, partially offset by the stock repurchase program, capital expenditures, and a reduction of accounts payable and accrued expenses.

      At March 29, 1998, the Company had no outstanding long-term debt, as the final payments related to the acquisition of Isis Distributed SystemsT, Inc. were transacted during the quarter.

      Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. There were no outstanding borrowings under these agreements at March 29, 1998.

      The ratio of current assets to current liabilities for the Company as of March 29, 1998 was 4.1 to 1. Based upon its current cash position, and expected cash flow from operating activities, supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

      The Company plans to invest approximately $75 million in capital improvements and software technologies in 1998.

Outlook

     Future operating results of the Company will be dependent, in part, upon its ability to continue to execute its strategy for growth in its two principal business areas: 1) the telecommunications and financial services markets with focus on the core product line of Continuum fault-tolerant computer systems, and 2) the application software markets addressed by the Company's S2T and TCAMT subsidiaries. The Company will align its product strategies to meet the industry-specific requirements of targeted growth markets.

     The Company will continue to invest in its core business by developing and introducing products which will expand the breadth of the Continuum product family. In addition, the Company plans to continue to support customer needs for its distributed computing products. The development and delivery of telecommunications infrastructure software, application software and professional services will be targeted towards those market segments where computer availability is a critical need.

Factors That May Affect Future Results

     Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements. The Company cautions readers to recognize that actual future results could differ materially from historical performance as a result of the following and other factors:

     Future operating results are dependent upon the timing and market acceptance of new and enhanced product introductions by the Company or its competitors, several of which are larger than the Company, including competitors offering high-availability solutions;

     The transition of customers from existing to new products in a rapidly changing technological environment, as well as unexpected delays and/or cancellations in customer purchases of existing products in anticipation of new products, are inherent risks;

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

     A significant amount of the Company's business is derived from international markets, including the Far East. In the first quarter of 1998, business levels in Asia were adversely affected by the economic problems in the region. There is no assurance that future financial results will not be adversely impacted by economic events in of the Far East or elsewhere.

     In addition to its direct channels, the Company continues to expand its indirect distribution channels through resellers and distributors. One customer, NEC, represented 23% and 21% of total revenues in the first quarter of 1998 and 1997, respectively. The financial condition of, and ongoing business relationship with, such resellers and distributors are important to the Company's financial success. Fluctuations in channel mix may be significant and can have a significant impact on gross margins and therefore on earnings per share.

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

     Stratus, the Stratus logo and Continuum are registered trademarks and FTX and Isis Distributed Systems are trademarks of Stratus Computer,
Inc. S2 is a trademark of S2 Systems, Inc. TCAM is a trademark of TCAM Systems, Inc. Hewlett-Packard and HP-UX are trademarks of Hewlett-Packard Company. Microsoft and Windows NT Server are registered trademark of Microsoft Corporation. Intel is a registered trademark of Intel Corporation in the United States and other countries. All other trademarks and registered trademarks are the property of their respective holders.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of the Company.

Item 5.  Other Information

     On January 26, 1998, Gerald Campenella was appointed as Treasurer. Mr. Campenella has been a director and manager at the Company since 1987, including his most recent role as Assistant Treasurer.

     On April 20, 1998, Gary Okimoto was appointed as Vice President of Process Improvement and Corporate Quality Officer. Mr. Okimoto joined the Company in 1985 as Director of End-User Software, then served as Vice President of Software Engineering and Vice President of International Customer Service and Support. Most recently, he has been based in Hong Kong as Vice President of Asia Pacific Sales and General Manager of Stratus' business operations in China.

Item 6.  Exhibits and reports on Form 8-K

     No reports on Form 8-K have been filed during the first quarter ended March 29, 1998.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                           STRATUS COMPUTER, INC.
                                             (Registrant)


Date: May 13, 1998
------------------
                                    MAURICE L. CASTONGUAY
                                    ---------------------
                                    Maurice L. Castonguay

                                    Vice President, Finance and Administration and Chief Financial Officer, hereunto duly authorized