Form 10-Q
period 1998-06-28
STRATUS COMPUTER INC
filed 1998-08-12
CIK 723610

18











                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

-------------------------------------------------------------------------------

                                 Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 28, 1998
                   Commission File Number 0-12064

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

      Number of Common Shares outstanding at the latest practicable date, August 4, 1998: 24,032,395

STRATUS COMPUTER, INC.
INDEX TO 10-Q

                                                                       Page No.
PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations (unaudited) -
          three months and six months ended June 28, 1998 and
          June 29, 1997                                                     3


          Condensed Consolidated Balance Sheets (unaudited) -
          June 28, 1998 and December 28, 1997                               4


          Condensed Consolidated Statements of Cash Flows (unaudited) -
          six months ended June 28, 1998 and June 29, 1997                  5


          Notes to Condensed Consolidated Financial Statements (unaudited)  6


Item  2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8




PART II   OTHER INFORMATION

Item 1    Legal proceedings                                                12


Item 4    Submission of matters to a vote of security holders              12


Item 5    Other information                                                12


Item 6    Exhibits and reports on Form 8-K                                 12


          Exhibit 10 - Material contracts                                  12


SIGNATURES                                                                 13

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements


STRATUS COMPUTER, INC.
Condensed Consolidated Statements Of Operations
(Unaudited)
(In thousands, except per share amounts)


                                      Three Months Ended      Six Months Ended
                                      --------------------   -------------------
                                      June 28,   June 29,    June 28,   June 29,
                                      1998       1997        1998       1997
                                      -------    --------    --------   --------
Revenues:
  Product sales                      $ 82,250   $117,418    $195,508   $223,945
  Service                              52,044     50,154     102,842     99,292
                                      --------   --------    --------   --------
Total revenues                        134,294    167,572     298,350    323,237

Cost of sales:
  Product cost of sales                58,454     59,590     117,273    115,899
  Service expense                      33,470     32,039      66,289     61,446
                                      --------   --------    --------   --------

Gross profit                           42,370     75,943     114,788    145,892

Operating expenses:
  Research and development expense     23,283     21,128      45,593     41,644
  Selling, general and
    administrative expenses            31,647     35,401      63,628     68,348
                                      --------   --------    --------   --------
Total operating expenses               54,930     56,529     109,221    109,992
                                      --------   --------    --------   --------
Operating income (loss)               (12,560)    19,414       5,567     35,900

Other income, net                       4,086      2,895       8,097      5,355
                                      --------   --------    --------   --------
Income (loss) before provision for
  income taxes                         (8,474)    22,309      13,664     41,255

Provision for income taxes              1,500      4,908       6,370      9,076
                                      --------   --------    --------   --------
Net income (loss)                    $ (9,974)  $ 17,401    $  7,294   $ 32,179
                                      ========   ========    ========   ========

Earnings (loss) per share:
  Basic                              $  (0.42)  $   0.75    $   0.30   $   1.39
  Diluted                            $  (0.42)  $   0.71    $   0.29   $   1.33


Shares used to compute earnings (loss) per share:
  Basic                                23,955     23,171      23,928     23,204
  Diluted                              23,955     24,356      24,824     24,182



See accompanying Notes to Condensed Consolidated Financial Statements.

STRATUS COMPUTER, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

                                                         June 28,  December 28,
ASSETS                                                     1998        1997
                                                        ---------   ---------
Current assets:
  Cash and cash equivalents                             $219,785    $178,611
  Marketable securities                                   57,960      81,070
  Accounts receivable, net                                99,823     161,346

Inventories:
  Finished products                                       21,675      32,872
  Work-in-process                                          2,849       2,665
  Parts and assemblies                                    50,611      41,098
                                                        ---------   ---------
Total inventories                                         75,135      76,635

  Prepaid expenses                                        14,243      14,699
  Other current assets                                    19,857      20,212
                                                        ---------   ---------
Total current assets                                     486,803     532,573

Property, plant and equipment, at cost                   416,333     404,294
Less: accumulated depreciation                          (274,394)   (255,504)
                                                        ---------   ---------
       Net property, plant and equipment                 141,939     148,790

Other assets, net                                         68,638      68,998
                                                        ---------   ---------
       Total assets                                     $697,380    $750,361
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  22,016   $  34,860
  Accrued expenses:
    Compensation-related                                  21,570      24,395
    Other                                                 15,283      31,636
  Income taxes payable                                    19,900      27,906
  Short-term borrowings and obligations                      ---       1,487
  Deferred revenue                                        17,856      28,414
                                                         --------    --------

       Total current liabilities                          96,625     148,698

Long-term deferred revenue                                 1,163         887

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares
    authorized, 28,202,336 and 27,645,033 shares issued
    in 1998 and 1997, respectively                           282         276
  Junior common stock, $.01 par value,
    500,000 shares authorized                                ---         ---
  Additional paid-in capital                             269,249     255,691
  Retained earnings                                      472,832     465,538
  Cumulative translation adjustment                       (6,116)     (5,877)
                                                        ---------    --------
       Subtotal                                          736,247     715,628

  Less: shares in treasury, at cost, 4,176,900
    and 3,700,000 in 1998 and 1997, respectively        (136,655)   (114,852)
                                                        ---------    --------
       Total stockholders' equity                        599,592     600,776
                                                        ---------    --------
       Total liabilities and stockholders' equity       $697,380    $750,361
                                                        =========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

STRATUS COMPUTER, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                              Six Months Ended
                                                             -------------------
                                                             June 28,   June 29,
                                                             1998       1997
                                                             --------   --------
Cash flows from operating activities:
  Net income                                                $  7,294   $ 32,179

  Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                               38,979     39,494

  Add (deduct) changes in working capital:
  Accounts receivable, net                                    61,523     27,512
  Inventories                                                  1,500    (21,976)
  Accounts payable and accrued liabilities                   (42,304)     1,572
  Income taxes payable                                        (8,006)    10,981
  Other working capital items                                    811     (3,555)
  Other                                                        1,226        ---
                                                             --------   --------
Net cash provided by operating activities                     61,023     86,207

Cash flows from investing activities:

  Acquisition of property, plant and equipment               (18,932)   (25,031)
  Purchases of marketable securities                         (25,555)  (107,595)
  Proceeds from sale and maturity of marketable
   securities                                                 48,665     71,362
  Acquisition of other assets, net                           (13,637)   (12,200)
                                                             --------   --------
Net cash used in investing activities                         (9,459)   (73,464)

Cash flows from financing activities:

  Net proceeds from employee stock plans                      12,949     16,355
  Acquisition of treasury stock                              (21,803)   (22,537)
  Reduction of short-term borrowings and obligations          (1,487)    (1,994)
                                                             --------   --------
Net cash used in financing activities                        (10,341)    (8,176)

Effect of exchange rate changes on cash                          (49)      (901)
                                                             --------   --------
Net increase in cash and cash equivalents                     41,174      3,666

Cash and cash equivalents at beginning of year               178,611    131,683
                                                             --------   --------
Cash and cash equivalents at end of period                  $219,785   $135,349
                                                             ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                              STRATUS COMPUTER, INC.

              Notes To Condensed Consolidated Financial Statements

                                  June 28, 1998

                                   (Unaudited)
                      (In thousands, except share amounts)

1. The accompanying condensed consolidated financial statements include the accounts of Stratus Computer, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. The investment in the Company's joint venture with Axime S.A. of France is accounted for using the equity method. The information herein should be read in conjunction with the annual report on Form 10-K for the year ended December 28, 1997. It is management's opinion that the accompanying statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for this interim period and the comparable periods presented. The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2. On August 3, 1998, the Company announced that it had signed a definitive merger agreement ("Merger") with Ascend Communications, Inc. ("Ascend"), pursuant to which a wholly-owned subsidiary of Ascend will merge with and into the Company; the Company shall survive the merger and become a wholly-owned subsidiary of Ascend. Under the terms of the agreement each share of the Company's common stock will be exchanged for 0.75 of a share of Ascend common stock (the "Exchange Ratio"); outstanding options and rights to purchase the Company's common stock will be assumed by Ascend and will become an option or right to purchase shares of Ascend common stock, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. The transaction is intended to be accounted for as a purchase and to qualify as a tax-free reorganization. The Merger has been approved by the boards of directors of the Company and Ascend, but is still subject to various customary conditions, including without limitation, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the approval by shareholders of the Company.

3. Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the effect of dilutive stock options of 896,434 shares and 977,987 shares in the first six months of 1998 and 1997, respectively. For the second quarter of 1998, diluted earnings (loss) per share was calculated in the same manner as basic earnings (loss) per share, as required for the periods in which there is a loss from continuing operations. The dilutive effect of stock options was 1,185,283 in the second quarter of 1997.

4. For the second quarter and first six months ended June 28, 1998 the Company recognized revenue of approximately $5,362 and $13,116, respectively, under certain long term contracts. Revenue under these contracts has been recognized using the percentage of completion method. Progress on these contracts is measured based upon the assessment of several factors including risk assessment, milestones, percentage of value delivered, and costs incurred to date.

5. Beginning in April 1994 through December 1997, the Board of Directors has approved four plans to repurchase up to 4.8 million shares of common stock on the open market. During the six months ended June 28, 1998, the Company repurchased 476,900 shares, at a cost of $21,803, bringing total purchases to 4,176,900 shares under this program.

6. Revenues from NEC represented 21% and 22% of total revenues during the second quarter and first six months of 1998 compared with 23% and 22% in the corresponding 1997 periods. The Company has informed the investment community that it expects revenue from NEC in the second half of fiscal 1998 to be significantly less than the first half of 1998 or the comparable period in 1997.

7. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income".
Statement 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity.
During the second quarter and first six months of 1998, total comprehensive income (loss) amounted to $(10,250) and $7,055, respectively, and $17,438 and $31,278 for the corresponding 1997 periods, respectively. The difference between total comprehensive income (loss) and net income (loss) is attributable to cumulative translation adjustments.

8. For the second quarter of 1998 and 1997, the Company made interest payments of $1 and $15 and tax payments of $9,783 and $3,543, respectively. The Company made interest payments of $103 and $137 and tax payments of $11,316 and $5,181 in the first six months of 1998 and 1997, respectively.

9. In July of 1998, the Company approved and announced a plan of restructuring to reduce employee headcount by 350 positions, recognize the impairment of assets utilized by those employees, and downsize the Company's facilities costs, which would have resulted in a $20,000 restructuring charge in the third quarter. In anticipation of the Company's planned merger with Ascend, as discussed in Note 2, the Company will defer this plan of restructuring until the merger is complete.

10. Income tax expense reflects several factors and estimates including income taxes for profitable operations, the inability to recognize currently certain tax benefits from operating losses, and increases in the valuation allowance for certain deferred tax assets. The Company revised its estimate of the realization of certain deferred tax assets due to changes in the Company's mix of earnings between taxing jurisdictions, which occurred during
the quarter.   Based upon reasonable and prudent tax planning strategies and future income projections the Company believes it is more likely than not that the remaining deferred tax assets will be realized. Realization of the remaining deferred tax assets is dependent on the Company's future mix of earnings and other factors.

11. In the second quarter of 1998, as a result of the decline in business from Japan and the rest of Asia, the Company recorded charges of approximately $10,000 primarily to revalue inventory purchased specifically for the Asian market.

STRATUS COMPUTER, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands)


     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes as well as the section below under the heading "Factors That May Affect Future Results". Further reference should be made to the 1997 Form 10K for the year ended December 28, 1997. Various trends and factors that are beyond the Company's control may affect the Company's future operating results. These include, but are not limited to, risks associated with the announcement of the proposed business combination with Ascend, changes in general economic conditions, rapid or unexpected changes in technologies, activities of competitors, timing of product shipments and uncertain business conditions that affect the industries in which the Company operates. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Revenues

      Revenues of $134,294 and $298,350 for the second quarter and first six months of 1998 decreased 20% and 8%, respectively, from the corresponding periods in 1997. Product revenue decreased 30% and 13% for the second quarter and first six months of 1998, respectively, compared to the same prior year periods. Service revenue increased 4% in both the second quarter and first six months compared to the same prior year periods.

      Product revenue from the Company's hardware business declined 32% and 14% in the second quarter and first six months of 1998 compared to the same 1997 periods, primarily attributable to weaker than anticipated business in the Asia-Pacific and U.S. regions. Product sales in the telecommunication market decreased 31% and 16%, respectively, in the second quarter and first six months of 1998 compared to the same periods of 1997. As a percentage of product revenue, sales in the telecommunications and financial services markets were 75% and 80%, respectively, for the second quarter and first six months of 1998, compared with 68% and 75%, respectively, for the same periods in 1997. Hardware service revenue increased 4% in both the second quarter and first six months of 1998 compared to the corresponding 1997 periods as a result of increases in both maintenance and professional services revenues. Revenues from the Company's software business increased 6% in the second quarter and 3% in the first six months of 1998 compared with the same periods in 1997.

      International product sales from all channels decreased 30% and 10% for the second quarter and first six months of 1998 compared with the second quarter and first six months of 1997. For the same periods, domestic product sales declined 29% and 19%, respectively. Due to strong growth throughout the region, direct sales in Europe increased 122% and 127% in the second quarter and first six months of 1998 compared with the second quarter and first six months of 1997. However, direct sales in the Asia-Pacific region declined 79% and 53% for the same comparable periods.

     Product revenue from indirect channels decreased 38% and 21% for the second quarter and first six months of 1998 compared to the same prior year periods. Sales to NEC decreased 26% and 7% for the second quarter and first six months of 1998, respectively, compared to the same 1997 periods, and represented 34% of total product revenues during both 1998 periods compared to 33% and 32% during the corresponding 1997 periods. Product revenue from other international distributors decreased 63% and 55% in the second quarter and first six months of 1998 compared to the same 1997 periods. The decline in product revenue was primarily attributable to the global effect of the financial instability in Asia. As a percentage of total revenues, sales to other international distributors were 6% in both the second quarter and first six months of 1998 compared to 12% and 10%, respectively, in the same prior year periods.

Gross Profit

      Total gross margin of 32% and 38% for the second quarter and first six months of 1998 decreased 13 and 7 percentage points, respectively, from the total gross margin percentage realized in the second quarter and first six months of 1997. The second quarter 1998 margin included charges of $10,000, primarily to reserve for excess inventory which had been focused at Asian markets. These charges adversely impacted total gross margin by 7 and 3 percentage points for the second quarter and first six months of 1998, respectively.

      Product gross margin of 29% in the second quarter of 1998 declined 20 percentage points from the second quarter of 1997. Product gross margin of

40% in the first six months of 1998 decreased 8 percentage points from the corresponding 1997 period. This decrease was primarily related to the $10,000 charges, the reduction in volume, and a product mix favoring smaller average system configurations. The $10,000 charges adversely impacted product margins by 12 and 5 percentage points for the second quarter and first six months of 1998, respectively.

      The gross margin on service revenue was 36% for both the second quarter and first six months of 1998 compared to 36% and 38%, respectively, for the same periods of 1997. The year-to-date gross margin decrease was primarily due to the investments made in the core service business to support new product introductions.

Other Operating Expenses

      Total operating expenses for the second quarter and first six months of 1998 decreased 3% and 1% from the corresponding 1997 periods, primarily due to decreased selling, general and administrative expenses. As a percentage of total revenues, operating expenses increased to 41% and 37% in the second quarter and first six months of 1998 from 34% in both the corresponding 1997 periods.

      Research and development expense increased approximately 10% and 9% in the second quarter and first six months of 1998 compared to the same periods in 1997. As a percentage of total revenues, research and development expense increased 4 percentage points to 17% and 2 percentage points to 15%, respectively, for the second quarter and first six months of 1998 compared to the corresponding 1997 periods.

      The Company continues to enhance its Continuumr product line, leveraged by the successful incorporation of the Hewlett-Packard industry leading PA-RISC microprocessor, and the HP-UX, FTX, and VOS operating system technologies. During the second quarter of 1998, the Company introduced the Continuum 400-CO, the industry's new price/performance leader for continuously available central office (CO) systems. In addition to providing the best price/performance of any system in it's class, the Continuum 400-CO is the only continuously available CO system running the HP-UX operating system. Resources have also been deployed to develop future Continuum products. Among these products will be a family of products based on the Intel IA-64 microprocessor, code-named Merced, which is being jointly developed by Intel and Hewlett-Packard, and which is planned to support both the HP-UX operating system and the Microsoft Windows NT Server computing environments. During the second quarter of 1998, Intel announced the Merced chip will be introduced in the year 1999 rather than in 1998 as previously planned. The Company is currently evaluating the impact of the Merced release date on its product roadmap and resource plans. The Company is evaluating the need for interim products as a result of the Merced chip delay.

      Selling, general and administrative expenses declined 11% and 7% in the second quarter and first six months of 1998 compared to the same 1997 periods. These declines were due primarily to lower personnel levels, and less commission expense as a result of the lower product revenue levels. In the second quarter and first six months of 1998, selling, general and administrative expenses were 24% and 21%, respectively, of net revenues, compared to 21% in both the corresponding 1997 periods.

Other Income

      Other income increased $1,191 and $2,742 in the second quarter and first six months of 1998 compared to the same prior year periods. This was primarily due to an increase in interest income resulting from higher levels of invested cash.

     Income tax expense for the second quarter and first six months of fiscal 1998 was $1,500 and $6,370, respectively, compared to $4,908 and $9,076 for the same periods last year. Income tax expense reflects several factors and estimates including income taxes for profitable operations, the inability to recognize currently certain tax benefits from operating losses, and increases in the valuation allowance for certain deferred tax assets. The Company revised its estimate of the realization of certain deferred tax assets due to changes in the Company's mix of earnings between taxing jurisdictions which occurred during the quarter. Based upon reasonable and prudent tax planning strategies and future income projections the Company believes it is more likely than not that the remaining deferred tax assets will be realized. Realization of the remaining deferred tax assets is dependent on the Company's future mix of earnings and other factors.

Liquidity and Capital Resources

      At June 28, 1998, the Company had cash and cash equivalents of $219,785, an increase of $41,174 from the beginning of the year. This was primarily due to collection of accounts receivable, reinvestment of proceeds from matured marketable securities into short-term investments, and proceeds from employee stock plans. The growth in cash was partially offset by the stock repurchase program, capital expenditures, and a reduction of accounts payable and accrued expenses.

      At June 28, 1998, the Company had no outstanding long-term debt, as the final payments related to the acquisition of Isis Distributed Systems, Inc. were transacted during the first quarter of 1998.

      Certain subsidiaries have entered into credit arrangements with local banks, principally Overdraft Agreements, for the purpose of short-term liquidity management. There were no outstanding borrowings under these agreements at June 28, 1998.

      The ratio of current assets to current liabilities for the Company as of June 28, 1998 was 5 to 1. Based upon its current cash position, and expected cash flow from operating activities, supplemented by ongoing stock issuance from the Employee Stock Purchase Plan and stock option plans, management believes that the Company's capital resources are sufficient to meet its financial requirements for the foreseeable future.

       At June 28, 1998, the Company had non-cancelable inventory purchase commitments of approximately $20,418.

Business Combination

      On August 3, 1998, the Company announced that it had signed a definitive merger agreement ("Merger") with Ascend Communications, Inc. ("Ascend"), pursuant to which a wholly-owned subsidiary of Ascend will merge with and into the Company; the Company shall survive the merger and become a wholly-owned subsidiary of Ascend. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.75 of a share of Ascend common stock (the "Exchange Ratio"); outstanding options and rights to purchase the Company's common stock will be assumed by Ascend and will become an option or right to purchase shares of Ascend common stock, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. The transaction is intended to be accounted for as a purchase and to qualify as a tax-free reorganization. The Merger has been approved by the boards of directors of the Company and Ascend, but is still subject to various customary conditions, including without limitation, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the approval by shareholders of the Company.

      In July of 1998, the Company approved and announced a plan of restructuring to reduce employee headcount by 350 positions, recognize the impairment of assets utilized by those employees, and downsize the Company's facilities costs, which would have resulted in a $20,000 restructuring charge in the third quarter. In anticipation of the Company's planned merger with Ascend, as discussed in Note 2, the Company will defer this plan of restructuring until the merger is complete.

Other Matters

     The Company is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Year 2000 ("Y2K") issues. Although the core financial and reporting systems have been identified as being Y2K compliant due to their recent implementation, a number of applications in the financial and information system area are not Y2K compliant. In the manufacturing area, the Company is in the process of correcting areas of exposure. In the third-party area, the Company has begun contacting its major third parties. Most of these parties have stated they intend to be Y2K compliant by 2000.

     The Company is in the process of evaluating the impact of the European Union's pending conversion to a new common currency, the Euro. At present, the Company does not expect the impact to be material to operations.


Factors That May Affect Future Results

     Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements. The

Company cautions readers to recognize that actual future results could differ materially from historical performance as a result of the following and other factors:

     Various risks associated with the announcement of the proposed Merger with Ascend could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that customers of the Company will continue their current and historical buying patterns without regard to the proposed Merger, or that certain customers will not defer purchasing decisions as they evaluate, among other things, the proposed Merger, or that certain existing and prospective customers will not ultimately decide to purchase competitors' products in lieu of the Company's products. The Company's success depends to a significant degree upon the continuing contribution of key employees. A number of factors relating to the proposed Merger, including without limitation the recruitment activities of competitors, may make it more difficult to retain and attract key employees. In addition, the Company expects to incur significant expenses in connection with the proposed Merger, whether or not consummated.

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

     A significant amount of the Company's business is derived from international markets, including the Far East. In the second quarter and first six months of 1998, business levels in Asia were adversely affected by the economic problems in the region. There is no assurance that future financial results will not be adversely impacted by economic events in the Far East or elsewhere.

     In addition to its direct channels, the Company maintains indirect distribution channels through resellers and distributors. One customer, NEC, represented 21% and 22% of total revenues in the second quarter and first six months of 1998 and 23% and 22% for the same periods in 1997. The Company has informed the investment community that it expects revenue from NEC in the second half of fiscal 1998 to be significantly less than the first half of 1998 or the comparable period in 1997. The financial condition of, and ongoing business relationship with, such resellers and distributors are important to the Company's financial success. Fluctuations in channel mix may be significant and can have a significant impact on gross margins and therefore on earnings per share.

     As the technology marketplace continues to evolve in anticipation of meeting customers' changing needs, the industry continues to experience competitive pressures on price and gross margins. Downward pressures on price and gross margins and unexpected revenue and margin shifts may cause the Company to change its operations and as such, may adversely impact the Company's financial results.

     Stratus, the Stratus logo and Continuum are registered trademarks and FTX is a trademark of Stratus Computer, Inc. Hewlett-Packard and HP-UX are trademarks of Hewlett-Packard Company. Microsoft and Windows NT are registered trademarks of Microsoft Corporation. Intel is a registered trademark of Intel Corporation in the United States and other countries. All other trademarks and registered trademarks are the property of their respective holders.




PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of the Company.


Item 4. Submission of matters to a vote of security holders

     On April 22, 1998, the Annual Meeting of Stockholders was held and, in addition to the ratification of the selection of Ernst & Young LLP as independent auditors (21,342,785 shares in favor, 6,382 shares against, 16,580 shares abstained), Messrs. Paul J. Ferri and Gardner C. Hendrie were elected as Directors of the Company to serve for a three-year term (Ferri receiving 20,963,363 shares in favor and 402,384 shares against; Hendrie receiving 20,964,563 shares in favor and 401,184 against).


Item 5.  Other Information

     On July 14, 1998, Charles Giambalvo was appointed as Vice President of Telecommunications Sales for North America. Mr. Giambalvo joined the Company from ECI Telecom, Inc., an international supplier of compressed voice, data and video telecommunications transmission systems. He most recently served as ECI's Senior Vice President of Sales and Customer Service, where he managed sales, service, training, and application engineering functions.

     Effective July 1, 1998, Donald Oldham resigned from his position as Vice President of Worldwide Sales. Mr. Oldham will remain employed by the Company with reduced responsibilities reporting to the president and CEO until year end. Mr. Oldham joined the Company in March 1984 as Regional Director for the Company's Eastern Sales Region. In December 1990 he was appointed Vice President, Telecommunications Sales. In May 1994 he was elected Vice President, Telecommunications Division, and in October 1994 he was elected Vice President, Worldwide Sales.

     Effective July 10, 1998, David Weishaar resigned from his position as Vice President of Worldwide Operations. Mr. Weishaar will remain employed by the Company with reduced responsibilities reporting to the president and CEO until year-end. Mr. Weishaar joined the Company in August 1993, and was elected Vice President, Worldwide Operations. Prior to that time, he was Vice President of European Operations, and prior to that Vice President, East Coast Operations for Sun Microsystems, Inc.


Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits:

    (2) Agreement and Plan of Merger, by and among the Registrant, Ascend Communications Inc. and Wildcard Merger Corporation dated as of August 3, 1998. Filed as part of August 3, 1998 Form 8-K and incorporated herein by reference.

    (4) Amendment to Rights Agreement dated August 3, 1998. Filed as part of August 3, 1998 Form 8-K and incorporated herein by reference.

   (10)  Material Contracts

         (a) August 1, 1998 Amendment to Employment Agreement for Bruce I. Sachs dated April 23, 1997.

         (b) August 1, 1998 Amendment to Employment Agreement for Maurice L. Castonguay dated July 17, 1997.


(b) The following report on Form 8-K was filed and is incorporated herein by reference:

    (1) Current Report on Form 8-K dated August 3, 1998 and filed August 5, 1998 relating to the proposed business combination of the Company with Ascend Communications, Inc.






SIGNATURES




         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           STRATUS COMPUTER, INC.
                                             (Registrant)




Date: August 12, 1998
---------------------
                                    MAURICE L. CASTONGUAY
                                    ---------------------
                                    Maurice L. Castonguay

                                    Vice President, Finance and Administration and Chief Financial Officer, hereunto duly authorized

Exhibit 10

10.24

As of August 1, 1998

Mr. Bruce I. Sachs


Dear Bruce:

     This letter supplements and amends the letter agreement between you and Stratus Computer, Inc. (the "Company") dated April 23, 1997 (the "Letter Agreement").

     In light of the proposed transaction with Ascend Communications, Inc. currently being considered by the Board of Directors of the Company, which would significantly impact the nature and status of your duties as President and Chief Executive Officer of the Company, in the event that you voluntarily terminate your employment of the Company within one year following the consummation of such transaction, it is agreed that you shall be entitled to the same rights and benefits as if your employment with the company was terminated by the Board of Directors other than for Cause as defined in the Letter Agreement.

     Your signature below will evidence your agreement with the foregoing.

                                   Very truly yours,

                                   STRATUS COMPUTER, INC.
Accepted and agreed:


BRUCE I. SACHS                          EILEEN CASAL
___________________________             By:_________________________
/s/Bruce I. Sachs                            /s/ Eileen Casal



10.25

As of August 1, 1998

Mr. Moe L. Castonguay


Dear Moe:

     This letter supplements and amends the letter agreement between you and Stratus Computer, Inc. (the "Company") dated July 17, 1997 (the "Letter Agreement").

     In light of the proposed transaction with Ascend Communications, Inc. currently being considered by the Board of Directors of the Company, which would significantly impact the nature and status of your duties as Vice President of Finance and Administration and Chief Financial Officer of the Company, in the event that (i) you voluntarily terminate your employment with the Company or
(ii) the Company terminates your employment, in either case within one year following the consummation of such transaction, it is agreed that you shall be entitled to the same rights and benefits as if your employment with the Company was terminated upon such event.

     Your signature below will evidence your agreement with the foregoing.

                                   Very truly yours,

                                   STRATUS COMPUTER, INC.
Accepted and agreed:


MAURICE L. CASTONGUAY                        EILEEN CASAL
___________________________             By:_________________________
/s/Moe L. Castonguay                         /s/ Eileen Casal